Form 10-Q
period 2006-03-31
Kimball Hill, Inc.
filed 2006-05-15
CIK 1357062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 333-133278

KIMBALL HILL, INC.

(Exact name of Registrant as specified in its charter)

Illinois	36-2177380
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5999 New Wilke Road, Suite 504	60008
Rolling Meadows, Illinois	(Zip code)
(Address of principal executive offices)

(847) 364-7300

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer                           ☐ Accelerated filer                          ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

KIMBALL HILL, INC. AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Kimball Hill, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(in thousands, except shares)	March 31, 2006	September 30, 2005
Assets
HOMEBUILDING:
Cash and cash equivalents	$18,511	$16,763
Receivables from title companies	20,455	22,879
Inventory	947,860	808,778
Inventory not owned	37,821	46,721
Deferred expenses and other assets	20,794	11,207
Investments in and advances to unconsolidated entities	39,356	37,033
Deferred taxes	11,726	13,541
Property and equipment, net of accumulated depreciation	10,729	5,185
	1,107,252	962,107
MORTGAGE BANKING:
Cash and cash equivalents	2,791	4,697
Trade accounts receivable	1,352	1,586
Mortgage loans held for sale	3,687	1,785
Property and equipment, net of accumulated depreciation	290	320
	8,120	8,388
TOTAL ASSETS	$1,115,372	$970,495
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$88,626	$94,370
Deposits on sales of residential units	13,927	14,008
Liabilities related to inventory not owned	5,015	10,402
Income tax payable	5,080	15,368
Notes payable	614,059	473,225
	726,707	607,373
MORTGAGE BANKING:
Accounts payable and accrued expenses	753	914
Other liabilities	106	234
Notes payable for mortgage loans		186
	859	1,334
Total liabilities	727,566	608,707
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	43,790	45,495
MINORITY INTEREST IN INVENTORY NOT OWNED	31,721	31,721
REEDEEMABLE EQUITY:
Redeemable common stock, no par value; shares outstanding: 393,414 at March 31, 2006 and 298,000 at September 30, 2005	45,439	33,763
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 10,000,000 shares authorized; shares outstanding: 3,515,405 at March 31, 2006 and 3,578,486 at September 30, 2005	19,921	20,216
Retained earnings	246,935	230,593
Total shareholders’ equity	266,856	250,809
TOTAL LIABILITIES AND EQUITY	$1,115,372	$970,495

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2006	2005	2006	2005
HOMEBUILDING:
Revenues:
Sales of residential units and land	$231,692	$214,391	$452,720	$403,595
Rental and other income	123	551	1,641	1,166
Total homebuilding revenues	231,815	214,942	454,361	404,761
Expenses:
Cost of sales of residential units and land	182,181	164,259	349,480	313,965
General and administrative	20,962	19,280	41,456	37,428
Sales and marketing	12,661	10,605	22,844	20,824
Depreciation	172	204	350	396
Total homebuilding expenses	215,976	194,348	414,130	372,613
Equity in income of unconsolidated joint ventures	373	268	530	2,895
Minority interests in net losses (earnings) of consolidated partnerships	557	(1,135)	198	(1,924)
Homebuilding earnings before income taxes	16,769	19,727	40,959	33,119
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans	1,620	977	2,989	1,930
Interest income	4	17	9	50
Total mortgage banking revenues	1,624	994	2,998	1,980
Expenses:
General and administrative	1,101	1,114	2,228	2,354
Interest expense	2	12	6	34
Depreciation	21	41	49	68
Total mortgage banking expenses	1,124	1,167	2,283	2,456
Mortgage banking earnings (losses) before income taxes	500	(173)	715	(476)
EARNINGS BEFORE INCOME TAXES	17,269	19,554	41,674	32,643
PROVISION FOR INCOME TAXES	6,271	7,215	15,129	12,045
NET EARNINGS	$10,998	$12,339	$26,545	$20,598

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,545	$20,598
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	399	464
Write-down of inventory	3,000
Amortization of deferred expenses	2,834	2,825
Equity-based compensation	410	3,967
ESOP compensation expense		696
Distributions of income from investments in unconsolidated entities	290	2,839
Net earnings from investments in unconsolidated entities	(530)	(2,895)
Minority interest in consolidated (losses) earnings	(198)	1,924
Deferred income taxes	1,815	(387)
Changes in operating assets and liabilities:
Receivables	2,658	10,230
Mortgage loans held for sale	(1,902)	3,929
Inventory	(138,569)	(107,030)
Deferred expenses and other assets	(12,421)	(4,465)
Accounts payable and accrued expenses	(5,905)	(828)
Deposits and other liabilities	(209)	(521)
Income taxes payable	(9,828)	(3,311)
Net cash used in operating activities	(131,611)	(71,965)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,771)	(322)
Disposals of property and equipment	858
Distributions of contributed capital from investments in unconsolidated entities	235	824
Contributions and advances to investments in unconsolidated entities	(2,318)	(16,505)
Net cash used in investing activities	(7,996)	(16,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and mortgage loans payable	1,037,440	495,975
Repayments of notes and mortgage loans payable	(896,792)	(384,035)
Proceeds from issuance of common stock	702	4,012
Repurchases of common stock	(394)	(154)
Distributions to minority interests	(1,507)	(10,799)
Net cash provided by financing activities	139,449	104,999
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(158)	17,031
CASH AND CASH EQUIVALENTS—Beginning of period	21,460	7,656
CASH AND CASH EQUIVALENTS—End of period	$21,302	$24,687
RECONCILIATION TO CASH AND CASH EQUIVALENTS REPORTED ON THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Homebuilding	$18,511	$19,960
Mortgage banking	2,791	4,727
TOTAL	$21,302	$24,687
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$18,585	$16,555
Cash paid for income taxes	$23,142	$15,743
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Inventory not owned includes $5,015 of liabilities related to inventory not owned for the six months ended March 31, 2006

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Kimball Hill, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (the “Company”), as well as certain variable interest entities from which the Company is purchasing land or lots under option agreements and purchase contracts. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2005, appearing in the Company’s prospectus dated May 4, 2006, which is a part of the Company’s registration statement on Form S-4, as amended. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for fair presentation have been included in the accompanying financial statements.

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

Segment Information and Concentrations—In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified two reportable segments: homebuilding and mortgage banking. The Company’s chief decision maker is its chief executive officer. The Company’s homebuilding segment consists primarily of homebuilding operations, which is engaged in the acquisition and development of land and construction of residential homes. Since the Company’s geographic homebuilding regions have similar economic characteristics, housing products and class of prospective buyers, the geographic homebuilding regions have been aggregated into a single homebuilding segment. The Company’s mortgage banking segment originates mortgages which are sold to third parties. Corporate expenses are allocated to the segment that directly benefits from the expense. General corporate expenses that benefit both segments are nominal and are allocated to the homebuilding segment. During both the three and six month periods ended March 31, 2006 and 2005, two of the Company’s five regions contributed 45% and 38%, respectively, of the Company’s total homebuilding revenues. During the three month periods ended March 31, 2006 and 2005, these two regions contributed 67% and 63% of the total homebuilding gross profit. During the six month periods ended March 31, 2006 and 2005, these two regions contributed 68% and 63% of the total homebuilding gross profit.

Information about the Company’s reportable segments is presented in its condensed consolidated statements of operations and condensed consolidated balance sheets. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies in the September 30, 2005 audited consolidated financial statements. Corporate assets shared by the segments are nominal and are included within the homebuilding segment. Management evaluates a segment’s performance based upon a number of factors including earnings before income taxes.

Stock Plans—In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to apply the accounting prescribed by Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock plans.

The Company has recognized employee compensation cost for certain of its stock options granted that were considered to be variable awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, which corresponds to their vesting date, as prescribed by SFAS 123, earnings before income taxes would have increased by approximately $2.4 million and $4.0 million for the three and six months ended March 31, 2005, respectively. There would have been no effect on earnings for the three and six months ended March 31, 2006.

During fiscal 2005, the Company granted 37,500 deferred stock units, representing a right to receive 37,500 shares of the Company’s common stock at a future date. Under the terms of the agreement, one-third of the deferred stock units fully vest on each of October 1, 2005, 2006, and 2007, respectively. Each year, the Company will recognize compensation cost, for the relative service period covered, equal to the market value of the underlying common shares of the Company on the date of grant. During the three and six months ended March 31, 2006, compensation cost of $205,000 and $410,000 related to deferred stock units is included in the Company’s condensed consolidated statement of operations. There was no effect on earnings for the three and six months ended March 31, 2005.

2. Inventory

Inventory consists of the following (in thousands):

	March 31,	September 30,
	2006	2005
Residential lots—developed and under development	$560,574	$541,169
Finished homes and construction in progress	356,506	248,878
Deposits on land purchases	16,886	15,612
Land held for future development or sale	13,894	3,119
Total	$947,860	$808,778

In March 2006, the Company decided to exit the Cleveland market and recorded a $3 million charge to reduce the carrying value of inventory located in the Cleveland market to its estimated realizable value under our exit plans. The Company’s decision to exit the Cleveland market reflects the Company’s perception regarding local market conditions currently and in the foreseeable future.

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as residential units are closed. Interest costs are (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Capitalized interest—beginning of period	$46,213	$31,582	$40,076	$29,551
Interest incurred	10,098	9,914	21,281	16,520
Interest included in cost of sales	(6,097)	(5,310)	(11,143)	(9,885)
Capitalized interest—end of period	$50,214	$36,186	$50,214	$36,186

3. Inventory Not Owned

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R, Consolidation of Variable Interest Entities. Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack a direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity, if they occur. FIN 46R requires the consolidation of VIEs in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

The Company has applied, as required, FIN 46R to all variable interests and has determined that many of its options on land represent a variable interest in VIEs. The Company has determined it is the primary beneficiary of certain of these option contracts, and although the Company does not have legal title to the optioned land, under FIN 46R, it is required that the Company consolidate the land under option at fair value.

At March 31, 2006, the Company has consolidated optioned land with an initial fair value of approximately $37.8 million for which it paid cash option deposits of $1.1 million. The Company has specific performance obligations to purchase approximately $31.7 million of the consolidated inventory not owned. The Company has estimated the initial fair value of the consolidated optioned land based upon the Company’s option contract price. In many cases, the Company was unable to obtain the relevant financial information from the selling entities, therefore, the Company has used the information available to make an assumption as to whether the selling entity has additional assets or has debt obligations outstanding. The difference between the initial fair value of the land under contract and any non-refundable deposit is recorded in liabilities related to inventory not owned unless it is determined by the Company that the selling entity does not carry debt in which case the difference is recorded as minority interest in inventory not owned.

4. Investments In and Advances to Unconsolidated Entities

Investments in and advances to unconsolidated entities represent the Company’s ownership interest in entities accounted for under the equity method when the Company holds less than a controlling interest in the entity or it is not the primary beneficiary in a VIE as defined by FIN 46R. In instances where the Company expects to purchase land from the unconsolidated entity, the Company’s share of the unconsolidated entity’s earnings is deferred until homes related to the lots purchased are delivered and title passes to a homebuyer. The Company’s partners generally are unrelated homebuilders, land sellers or other real estate entities.

In the ordinary course of business, the Company periodically enters into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, with the Company’s interest in these entities ranging from 6% to 45%. The Company accounts for its interest in these joint ventures under the equity method, and the Company’s condensed consolidated balance sheets include investments in joint ventures totaling $39.4 million and $37.0 million at March 31, 2006 and September 30, 2005, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At March 31, 2006 and September 30, 2005, the Company’s unconsolidated joint ventures had outstanding third-party borrowings of $836 million and $803 million, respectively. From time to time the Company has issued repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require the Company to repay debt of the joint venture in the event of a payment default, in the case of the repayment guarantees, or in the event that the debt of the joint venture exceeds the value of the property securing the debt, in the case of the loan-to-value maintenance guarantees. At March 31, 2006 and September 30, 2005, the Company had guarantees of $72.6 million and $67.6 million, respectively, related to the indebtedness of these joint ventures.

5. Financing

Homebuilding

The Company’s notes payable, at their principal amounts, consist of the following (in thousands):

	March 31,	September 30,
	2006	2005
Senior unsecured credit facility	$367,632
Senior subordinated notes (net of unamortized discount)	200,625
Other senior secured credit facilities	45,802	$115,178
Other senior debt		6,921
Senior secured revolving credit facilities		306,126
Working capital loans		45,000
Total	$614,059	$473,225

In December 2005, the Company issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually beginning June 2006. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. The Company may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s wholly owned subsidiaries, other than the Company’s mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that could restrict the Company’s ability and that of its restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of our assets.

On April 13, 2006, the Company filed a registration statement with the U.S. Securities and Exchange Commission (the “Commission”) relating to an offer to exchange the notes for an issue of registered notes with terms substantially identical to the notes. On May 4, 2006, the Commission declared the Company’s amended registration statement effective, and the Company will offer the exchange notes in return for the notes during the exchange offer period.

In December 2005, the Company entered into a new senior unsecured credit facility to finance its business operations. Proceeds of the new credit facility were used to retire its existing senior secured revolving credit facilities and substantially all of its other senior secured credit facilities. The credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. The Company has the right, without the consent of its lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior unsecured credit facility to exceed $700 million. The applicable borrowing base will be determined regularly throughout the life of the facility. The composition of the borrowing base will be limited to parameters set forth in the credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) will be removed from the borrowing base if held beyond specified maturity dates. Borrowings under the credit facility will generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon the Company’s senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the facility and is payable quarterly in arrears. As of March 31, 2006, the Company had $368 million of borrowings under the credit facility at an effective rate of 6.71% and, after giving effect to the borrowing base limitation, had additional availability of $131 million. The Company’s obligations under the senior unsecured credit facility are guaranteed by all of its wholly-owned subsidiaries, other than the Company’s mortgage subsidiary, and are subject to a number of customary financial and operating covenants, including covenants requiring the Company to: maintain a minimum tangible net worth of at least $225 million plus 50% of positive net income as earned subsequent to September 30, 2005; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.50x; maintain a ratio of total debt to adjusted tangible net worth not in excess of 2.0x (decreasing to 1.75x as of March 31, 2007); maintain an interest coverage ratio of no less than 2.25x; and limit the number of speculative housing units owned by the Company, excluding foundations, as of the end of any fiscal quarter to a maximum of 30% of the Company’s housing unit closings during the previous 12-month period; and limit the number of speculative housing units in any building region, excluding foundations, as of the end of any fiscal quarter to a maximum of 35% of the Company’s housing unit closings in such region during the previous 12-month period. In addition to these covenants, the credit facility includes restrictions upon debt and investments which permit: subordinated debt up to $300 million; other unsecured debt up to $25 million; secured debt up to 25% of tangible net worth; guarantees of minority-owned joint venture debt up to 35% of adjusted tangible net worth; and investments in minority-owned joint ventures up to 30% of tangible net worth. For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of the Company’s outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment). As of and during the three and six months ended March 31, 2006, the Company was in compliance with the covenants of this facility.

6. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land for future development and/or developed lots. The agreements generally are contingent upon municipality approvals. As of March 31, 2006, the Company has rights, under such agreements, to purchase approximately 15,100 lots, within 79 separate developments, with an aggregate contract price of approximately $690 million, including inventory not owned which was consolidated under the accounting guidance of FIN 46R. Approximately 1,700 of the lots, with an aggregate purchase price of approximately $48 million, contain specific performance requirements. Approximately 1,800 of the lots, with an aggregate purchase price of approximately $175 million, are to be purchased from joint ventures in which the Company has an investment balance of approximately $30 million as of March 31, 2006. This investment is recorded in investments in and advances to unconsolidated entities on the condensed consolidated balance sheets.

At March 31, 2006, excluding inventory not owned (see note 3), the Company was contingently liable to banks and financial institutions for approximately $55 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land option contracts.

Under the terms of the Company’s amended stock option plans, the Company has contractual obligations to purchase shares of the Company’s common stock, including shares issuable under outstanding options, from the Company’s directors and certain of the Company’s executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation. The terms of the original stock option agreements required the repurchase obligation at an amount other than fair market value. During the Company’s quarter ended December 31, 2005, the stock option agreements were amended so that the repurchase obligation of stock is at fair market value. Based upon the most recent independent valuation of the Company as of December 31, 2005, and the shares and options outstanding as of March 31, 2006, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been approximately $58 million in the event that all of these obligations were triggered.

The Company is involved in litigation incidental to its business, the disposition of which should not have a material effect on the Company’s financial position or results of operations.

The Company provides product warranties to its customers covering workmanship, materials, and certain mechanical systems for two years, and structural systems for ten years. The Company estimates and records warranty liabilities based on historical experience and known risks at the time a home closes, and in the case of unexpected claims, upon identification and quantification of the obligations. The Company’s warranty accrual is included in accounts payable and accrued expenses in its condensed consolidated balance sheets. Changes in the Company’s warranty liability for the three and six months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Balance at beginning of period	$6,094	$3,785	$5,844	$3,324
Warranties issued	1,251	1,267	2,835	2,401
Settlements and other adjustments	(1,007)	(774)	(2,341)	(1,447)
Balance at end of period	$6,338	$4,278	$6,338	$4,278

At March 31, 2006 the Company was committed to fund $28 million in mortgage loans to homebuyers. The Company has entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

The Company is party to a $100 million flexible early purchase facility agreement which allows the Company to sell qualifying mortgage loans to the holder of the flexible early purchase facility after such loans have been originated subject to the Company’s obligation to sell the loan to an investor in the secondary market. At March 31, 2006, approximately $33 million of the facility was in use by the Company.

7. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled after the effective date, and all outstanding portions of awards granted prior to the effective date which are unvested as of the effective date of the pronouncement.

Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective methods. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for the Company on October 1, 2006. The Company is currently evaluating the requirements of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires prior period financial statements to be restated for changes in accounting principles. SFAS 154 also redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on the Company’s results of operations or financial position.

8. Summarized Financial Information

The Company’s senior subordinated notes and senior unsecured credit facility are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”), other than the Company’s mortgage subsidiary. The Company’s mortgage subsidiary and majority owned and controlled subsidiaries are non-guarantors (“Non-Guarantor Subsidiaries”) of the senior subordinated notes and the senior unsecured credit facility. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

As of March 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$4,955	$13,516	$40	$—	$18,511
Receivables from title companies		20,443	12		20,455
Inventory		795,997	151,863		947,860
Inventory not owned		37,821			37,821
Deferred expenses and other assets	12,036	8,713	45		20,794
Investments in and advances to unconsolidated entities		39,356			39,356
Deferred taxes	11,726				11,726
Property and equipment, net of accumulated depreciation	2,541	8,188			10,729
Investments in subsidiaries	294,564	12,625		(307,189)
	325,822	936,659	151,960	(307,189)	1,107,252
MORTGAGE BANKING			8,120		8,120
TOTAL ASSETS	$325,822	$936,659	$160,080	$(307,189)	$1,115,372
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$30	$88,433	$163	$—	$88,626
Deposits on sales of residential units		13,686	241		13,927
Liabilities related to inventory not owned		5,015			5,015
Income tax payable	5,080				5,080
Notes payable	577,923	9,800	26,336		614,059
Intercompany	(569,506)	497,643	71,863
	13,527	614,577	98,603		726,707
MORTGAGE BANKING			859		859
Total liabilities	13,527	614,577	99,462		727,566
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			44,373	(583)	43,790
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721
REEDEMABLE EQUITY	45,439				45,439
SHAREHOLDERS’ EQUITY	266,856	290,361	16,245	(306,606)	266,856
TOTAL LIABILITIES AND EQUITY	$325,822	$936,659	$160,080	$(307,189)	$1,115,372

As of September 30, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$6,875	$9,786	$102	$—	$16,763
Receivables from title companies		22,849	30		22,879
Inventory		670,170	138,608		808,778
Inventory not owned		46,721			46,721
Deferred expenses and other assets	6,364	4,671	172		11,207
Investments in and advances to unconsolidated entities		37,033			37,033
Deferred taxes	13,541				13,541
Property and equipment, net of accumulated depreciation	2,593	1,734	858		5,185
Investments in subsidiaries	269,215	9,522		(278,737)
	298,588	802,486	139,770	(278,737)	962,107
MORTGAGE BANKING			8,388		8,388
TOTAL ASSETS	$298,588	$802,486	$148,158	$(278,737)	$970,495
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$33	$93,547	$790	$—	$94,370
Deposits on sales of residential units		13,830	178		14,008
Liabilities related to inventory not owned		10,402			10,402
Income tax payable	15,368				15,368
Notes payable	4,126	397,038	72,061		473,225
Intercompany	(5,511)	(9,071)	14,582
	14,016	505,746	87,611		607,373
MORTGAGE BANKING			1,334		1,334
Total liabilities	14,016	505,746	88,945		608,707
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS		446	45,049		45,495
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721
REEDEMABLE EQUITY	33,763				33,763
SHAREHOLDERS’ EQUITY	250,809	264,573	14,164	(278,737)	250,809
TOTAL LIABILITIES AND EQUITY	$298,588	$802,486	$148,158	$(278,737)	$970,495

For the three months ended March 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$230,309	$12,946	$(11,563)	$231,692
Rental and other income	20	13	90		123
Total homebuilding revenues	20	230,322	13,036	(11,563)	231,815
Expenses:
Cost of sales of residential units and land		180,894	12,073	(10,786)	182,181
General and administrative	5,755	15,202	5		20,962
Sales and marketing		12,471	190		12,661
Depreciation	26	146			172
Total homebuilding expenses	5,781	208,713	12,268	(10,786)	215,976
Intercompany charge	5,761	(5,761)
Equity in income of unconsolidated joint ventures		373			373
Minority interests in net losses (earnings) of consolidated partnerships		574	(600)	583	557
Homebuilding earnings before income taxes		16,795	168	(194)	16,769
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			1,620		1,620
Interest income			4		4
Total mortgage banking revenues			1,624		1,624
Expenses:
General and administrative			1,101		1,101
Interest expense			2		2
Depreciation			21		21
Total mortgage banking expenses			1,124		1,124
Mortgage banking earnings before income taxes			500		500
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	17,269	(374)		(16,895)
EARNINGS BEFORE INCOME TAXES	17,269	16,421	668	(17,089)	17,269
PROVISION FOR INCOME TAXES	6,271	5,961	243	(6,204)	6,271
NET EARNINGS	$10,998	$10,460	$425	$(10,885)	$10,998

For the three months ended March 31, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$213,028	$1,363	$—	$214,391
Rental and other income	126	345	80		551
Total homebuilding revenues	126	213,373	1,443		214,942
Expenses:
Cost of sales of residential units and land		163,379	880		164,259
General and administrative	5,142	15,033	(895)		19,280
Sales and marketing		10,451	154		10,605
Depreciation	26	169	9		204
Total homebuilding expenses	5,168	189,032	148		194,348
Intercompany charge	5,042	(5,042)
Equity in income of unconsolidated joint ventures		268			268
Minority interests in net earnings of consolidated partnerships		(1,135)			(1,135)
Homebuilding earnings before income taxes		18,432	1,295		19,727
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			977		977
Interest income			17		17
Total mortgage banking revenues			994		994
Expenses:
General and administrative			1,114		1,114
Interest expense			12		12
Depreciation			41		41
Total mortgage banking expenses			1,167		1,167
Mortgage banking losses before income taxes			(173)		(173)
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	19,554	1,307		(20,861)
EARNINGS BEFORE INCOME TAXES	19,554	19,739	1,122	(20,861)	19,554
PROVISION FOR INCOME TAXES	7,215	7,284	414	(7,698)	7,215
NET EARNINGS	$12,339	$12,455	$708	$(13,163)	$12,339

For the six months ended March 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$448,821	$15,462	$(11,563)	$452,720
Rental and other income	80	779	782		1,641
Total homebuilding revenues	80	449,600	16,244	(11,563)	454,361
Expenses:
Cost of sales of residential units and land		346,154	14,112	(10,786)	349,480
General and administrative	13,800	27,620	36		41,456
Sales and marketing		22,492	352		22,844
Depreciation	52	298			350
Total homebuilding expenses	13,852	396,564	14,500	(10,786)	414,130
Intercompany charge	13,772	(13,772)
Equity in income of unconsolidated joint ventures		530			530
Minority interests in net losses (earnings) of consolidated partnerships		574	(959)	583	198
Homebuilding earnings before income taxes		40,368	785	(194)	40,959
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			2,989		2,989
Interest income			9		9
Total mortgage banking revenues			2,998		2,998
Expenses:
General and administrative			2,228		2,228
Interest expense			6		6
Depreciation			49		49
Total mortgage banking expenses			2,283		2,283
Mortgage banking earnings before income taxes			715		715
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	41,674	116		(41,790)
EARNINGS BEFORE INCOME TAXES	41,674	40,484	1,500	(41,984)	41,674
PROVISION FOR INCOME TAXES	15,129	14,696	545	(15,241)	15,129
NET EARNINGS	$26,545	$25,788	$955	$(26,743)	$26,545

For the six months ended March 31, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$402,232	$1,363	$—	$403,595
Rental and other income	167	850	149		1,166
Total homebuilding revenues	167	403,082	1,512		404,761
Expenses:
Cost of sales of residential units and land		313,015	950		313,965
General and administrative	10,684	26,609	135		37,428
Sales and marketing		20,568	256		20,824
Depreciation	52	327	17		396
Total homebuilding expenses	10,736	360,519	1,358		372,613
Intercompany charge	10,569	(10,569)
Equity in income of unconsolidated joint ventures		2,895			2,895
Minority interests in net earnings of consolidated partnerships		(1,924)			(1,924)
Homebuilding earnings before income taxes		32,965	154		33,119
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			1,930		1,930
Interest income			50		50
Total mortgage banking revenues			1,980		1,980
Expenses:
General and administrative			2,354		2,354
Interest expense			34		34
Depreciation			68		68
Total mortgage banking expenses			2,456		2,456
Mortgage banking losses before income taxes			(476)		(476)
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	32,643	179		(32,822)
EARNINGS BEFORE INCOME TAXES	32,643	33,144	(322)	(32,822)	32,643
PROVISION FOR INCOME TAXES	12,045	12,230	(119)	(12,111)	12,045
NET EARNINGS	$20,598	$20,914	$(203)	$(20,711)	$20,598

For the six months ended March 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,545	$25,788	$955	$(26,743)	$26,545
Adjustments to reconcile net earnings to net cash flows used in operating activities	(38,575)	(129,657)	(14,623)	24,699	(158,156)
Net cash used in operating activities	(12,030)	(103,869)	(13,668)	(2,044)	(131,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(6,752)	(19)		(6,771)
Disposals of property and equipment			858		858
Distributions of contributed capital from investments in unconsolidated entities		235			235
Contributions to investments in unconsolidated entities		(2,318)			(2,318)
Contributions to investments in subsidiaries		(3,170)		3,170
Net cash provided by investing activities		(12,005)	839	3,170	(7,996)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and mortgage loans payable	698,411	323,188	15,841		1,037,440
Repayments of notes and mortgage loans payable	(124,614)	(710,426)	(61,752)		(896,792)
Proceeds from issuance of common stock	702				702
Repurchases of common stock	(394)				(394)
Distributions to minority interests		128	(1,635)		(1,507)
Contributions from minority interests			2,463	(2,463)
Distributions to parent and guarantors			(1,337)	1,337
Intercompany	(563,995)	506,714	57,281
Net cash provided by financing activities	10,110	119,604	10,861	(1,126)	139,449
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,920)	3,730	(1,968)		(158)
CASH AND CASH EQUIVALENTS— Beginning of period	6,875	9,786	4,799		21,460
CASH AND CASH EQUIVALENTS— End of period	$4,955	$13,516	$2,831	$—	$21,302
RECONCILIATION TO CASH AND CASH EQUIVALENTS REPORTED ON THE CONSOLIDATED BALANCE SHEETS:
Homebuilding	$4,955	$13,516	$40	$—	$18,511
Mortgage banking			2,791		2,791
TOTAL	$4,955	$13,516	$2,831	$—	$21,302

For the six months ended March 31, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,598	$20,914	$(203)	$(20,711)	$20,598
Adjustments to reconcile net earnings to net cash flows from operating activities	(20,061)	(86,871)	(6,342)	20,711	(92,563)
Net cash provided by (used in) operating activities	537	(65,957)	(6,545)		(71,965)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(246)	(76)		(322)
Distributions of contributed capital from investments in unconsolidated entities		824			824
Contributions to investments in unconsolidated entities		(16,505)			(16,505)
Net cash used in investing activities		(15,927)	(76)		(16,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and mortgage loans payable		484,148	11,827		495,975
Repayments of notes and mortgage loans payable	(59)	(372,545)	(11,431)		(384,035)
Proceeds from issuance of common stock	4,012				4,012
Repurchases of common stock	(154)				(154)
Distributions to minority interests		(10,799)			(10,799)
Intercompany	3,480	(12,850)	9,370
Net cash provided by financing activities	7,279	87,954	9,766		104,999
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,816	6,070	3,145		17,031
CASH AND CASH EQUIVALENTS— Beginning of period	3,227	2,829	1,600		7,656
CASH AND CASH EQUIVALENTS— End of period	$11,043	$8,899	$4,745	$—	$24,687
RECONCILIATION TO CASH AND CASH EQUIVALENTS REPORTED ON THE CONSOLIDATED BALANCE SHEETS:
Homebuilding	$11,043	$8,899	$18	$—	$19,960
Mortgage banking			4,727		4,727
TOTAL	$11,043	$8,899	$4,745	$—	$24,687

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We are one of the largest privately-owned homebuilders and one of the 30 largest homebuilders in the U.S., as measured by home deliveries and revenues. We design, build and market high-quality single-family detached, single-family attached and multi-family homes. Since we were founded in 1969, we have delivered over 40,000 homes to a broad range of customers, including first-time buyers and first- and second-time move-up buyers. Throughout this period, we have grown our business organically and operate within 17 markets across nine states located in five regions: Florida, the Midwest, Nevada, the Pacific Coast and Texas.

Florida	Midwest	Nevada	Pacific Coast	Texas
Ft. Myers	Chicago, IL	Las Vegas	Portland, OR	Austin
Naples	Cleveland, OH		Sacramento, CA	Dallas
Sarasota	Milwaukee, WI		Stockton, CA	Ft. Worth
Tampa			Vancouver, WA	Houston
San Antonio

Our revenues are primarily generated from designing, building, marketing and delivering high-quality, for sale single-family detached, single-family attached and multi-family homes. We also sell land and lots to third parties as a means of managing inventory and obtaining the desired asset mix for our homebuilding operations. We also conduct mortgage origination and title services for the benefit of our homebuilding operations, although revenues generated by these ancillary services have historically comprised less than 1% of our total revenues, and are not expected to be significant in the future.

Recent Trends

Over the last quarter, the national business environment for the homebuilding industry has become more challenging than in recent years, primarily due to increasing interest rates, concerns about home affordability, more rigorous underwriting standards for mortgage loans, and increased levels of homes for sale on the market that are generally taking longer to sell. Many view the current homebuilding environment and the anticipated changes as a return to a more normalized homebuilding marketplace. We anticipate that the changing marketplace will be amplified in the coastal markets and that some of the recently hot markets will give back a portion of their recent gains. Many of our competitors have reacted to these concerns with greater utilization of a wide assortment of incentives. We have increased the use of targeted incentives in several of our markets and have also remained focused on product development to meet an expectation of a shifting demand to smaller more affordable homes and more attached product in several of our markets. We continually review our land acquisition criteria and our land purchase agreements and option contracts and will renegotiate with sellers when advantageous or necessary to do so. We believe that our company’s history and geographic diversification will continue to benefit us as the homebuilding industry transitions through a changing environment.

Recent Events

In December 2005, we issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. On April 13, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission (the

“Commission”) relating to an offer to exchange the senior subordinated notes for an issue of registered notes with terms substantially identical to the notes. On May 4, 2006, the Commission declared our amended registration statement effective, and we will offer the exchange notes in return for the notes during the exchange offer period.

In March 2006, we decided to exit the Cleveland market and recorded a $3 million charge to reduce the carrying value of inventory located in the Cleveland market to its estimated realizable value under our exit plan. Our decision to exit the Cleveland market reflects our perception regarding local market conditions currently and in the foreseeable future. We intend to wind down operations over the next several months with the objective of completing all construction and sales activities by December 31, 2006. We believe our exit from the Cleveland market will not have a material adverse impact on our financial condition or results of operations.

Results of Operations and Other Data

The following table presents selected statement of operations and other data for the three and six month periods ended March 31, 2006 and 2005:

(Dollars in thousands)	Three months ended March 31,		2006 vs. 2005	Six months ended March 31,		2006 vs. 2005
	2006	2005		2006	2005
Statement of operations data:
Total homebuilding revenues	$231,815	$214,942	7.9%	$454,361	$404,761	12.3%
Cost of sales of residential units and land	182,181	164,259	10.9%	349,480	313,965	11.3%
Gross homebuilding profit	49,634	50,683	(2.1)%	104,881	90,796	15.5%
Homebuilding operating expenses	33,795	30,089	12.3%	64,650	58,648	10.2%
Equity in income of unconsolidated entities	373	268	39.2%	530	2,895	(81.7)%
Minority interests in net losses (earnings) of consolidated partnerships	557	(1,135)	—	198	(1,924)	—
Homebuilding earnings before income taxes	16,769	19,727	(15.0)%	40,959	33,119	23.7%
Mortgage banking earnings (losses) before income taxes	500	(173)	—	715	(476)	—
Earnings before income taxes	17,269	19,554	(11.7)%	41,674	32,643	27.7%
Provision for income taxes	6,271	7,215	(13.1)%	15,129	12,045	25.6%
Net earnings	$10,998	$12,339	(10.9)%	$26,545	$20,598	28.9%

Other financial data:
Interest incurred(1)	$10,100	$9,926	1.8%	$21,287	$16,554	28.6%
Depreciation	193	245	(21.2)%	399	464	(14.0)%
EBITDA(2)	23,561	25,121	(6.2)%	53,222	43,026	23.7%
Gross homebuilding profit margin(3)	21.4%	23.6%	—	23.1%	22.4%	—

Other data:
Net new home orders (units)(4)	1,146	1,158	(1.0)%	1,784	1,851	(3.6)%
Homes delivered (units)	807	760	6.2%	1,570	1,470	6.8%
Average sales price of homes delivered	$281	$275	2.2%	$282	$271	4.1%
Backlog at end of period (units)(5)	1,684	2,029	(17.0)%	1,684	2,029	(17.0)%
Backlog at end of period (contract value)(5)	$468,033	$592,767	(21.0)%	$468,033	$592,767	(21.0)%

(1)      Interest incurred is the amount of interest paid and the net amount accrued (whether expensed or capitalized), excluding amortization of interest previously capitalized.

(2)      “EBITDA” represents net earnings before interest expense, depreciation and amortization and provision for income taxes. EBITDA is included in this report because it is a means of assessing our operational performance. We believe it is therefore useful to securities analysts, investors and other interested parties in the evaluation of companies like ours. EBITDA is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to our net earnings or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of our results as reported under GAAP. Some limitations are:

•                  EBITDA does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•                  EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•      EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•                  EBITDA does not reflect the significant expense or cash requirements for federal and state income tax obligations;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•                  other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to service our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See the condensed consolidated statements of operations and cash flow presented in our condensed consolidated financial statements included elsewhere in this report. The following is a reconciliation of EBITDA to net earnings, the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2006	2005	2006	2005
Net earnings	$10,998	$12,339	$26,545	$20,598
Provision for income taxes	6,271	7,215	15,129	12,045
Interest expense in cost of sales	6,097	5,310	11,143	9,885
Interest expense in mortgage banking operations	2	12	6	34
Depreciation and amortization(a)	193	245	399	464
EBITDA	$23,561	$25,121	$53,222	$43,026

(a) For the periods shown, amortization was $0.

(3) Represents gross homebuilding profit divided by total homebuilding revenues.

(4) Net new home orders represents the number of new sales contracts executed with customers, net of sales contract cancellations.

(5) Backlog represents homes under sales contracts but not yet delivered at the end of the period.

The following table presents information concerning our revenues from the sales of residential units and land, average sales price, homes delivered, net new home orders, backlog units and backlog contract value by region:

	Sales of					Backlog
Three Months Ended	residential			Net new	Backlog	(contract
March 31,	units and	Average	Homes	home	(units) at	value) at
(Dollars in thousands)	land	sales price	delivered	orders(1)	period end(2)	period end(2)
2006
Florida	$22,587	$230.5	98	113	198	$56,682
Midwest	40,336	372.1	108	228	383	138,416
Nevada	26,782	399.7	67	122	158	62,661
Pacific Coast	77,475	455.7	170	119	170	81,136
Texas	64,512	164.7	364	564	775	129,138
Total	$231,692	$281.2	807	1,146	1,684	$468,033
2005
Florida	$26,661	$246.9	108	149	447	$102,501
Midwest	57,162	391.5	146	119	344	133,379
Nevada	31,223	314.8	86	102	146	57,476
Pacific Coast	49,411	411.8	120	348	493	197,167
Texas	49,934	162.8	300	440	599	102,244
Total	$214,391	$275.2	760	1,158	2,029	$592,767

(1)      Net new home orders represent the number of new sales contracts executed with customers, net of sales contract cancellations.

(2)      Backlog represents homes under sales contracts but not yet delivered at the end of the period.

	Sales of					Backlog
Six Months Ended	residential			Net new	Backlog	(contract
March 31,	units and	Average	Homes	home	(units) at	value) at
(Dollars in thousands)	land	sales price	delivered	orders(1)	period end(2)	period end(2)
2006
Florida	$44,784	$232.0	193	127	198	$56,682
Midwest	82,769	378.5	212	340	383	138,416
Nevada	60,390	389.6	155	201	158	62,661
Pacific Coast	143,714	456.2	315	201	170	81,136
Texas	121,063	162.7	695	915	775	129,138
Total	$452,720	$281.7	1,570	1,784	1,684	$468,033
2005
Florida	$45,144	$245.2	184	211	447	$102,501
Midwest	108,888	363.2	299	257	344	133,379
Nevada	64,115	320.7	187	129	146	57,476
Pacific Coast	88,133	390.0	226	487	493	197,167
Texas	97,315	167.6	574	767	599	102,244
Total	$403,595	$270.8	1,470	1,851	2,029	$592,767

(1)      Net new home orders represent the number of new sales contracts executed with customers, net of sales contract cancellations.

(2)      Backlog represents homes under sales contracts but not yet delivered at the end of the period.

Homebuilding revenues.   Homebuilding revenues increased 7.9% to $231.8 million for the three month period ended March 31, 2006 from $214.9 million for the three month period ended March 31, 2005. The increase was primarily due to a 6.2% increase in the number of new home deliveries and a 2.2% increase in the average sales price of homes delivered during the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005. Land sales revenue was $4.7 million for the three month period ended March 31, 2006 compared to $5.2 million for the three month period ended March 31, 2005.

Homebuilding revenues increased 12.3% to $454.4 million for the six month period ended March 31, 2006 from $404.8 million for the six month period ended March 31, 2005. The increase was primarily due to a 6.8% increase in the number of new home deliveries and a 4.1% increase in the average sales price of homes delivered during the six month period ended March 31, 2006 as compared to the six month period ended March 31, 2005. Land sales revenue for the six month period ended March 31, 2006 increased to $10.5 million from $5.6 million for the six month period ended March 31, 2005.

Homebuilding revenues for both the three and six month periods ended March 31, 2006 benefited from an increase in the number of homes delivered in our Pacific Coast and Texas regions. Increased sales prices in our Nevada and Pacific Coast regions also contributed to the increased homebuiding revenues during the period, although the increased average sales price in the Nevada region was offset by a reduction in the number of homes delivered from the region. The increased homebuilding revenues in the Pacific Coast and Texas regions were partially offset by a decrease in the number of homes delivered from our Midwest region.

Home sales and backlog.   Net new home orders for the three month period ended March 31, 2006 were 1,146, a 1.0% decrease from 1,158 net new home orders for the three month period ended March 31, 2005. Net new home orders for the six month period ended March 31, 2006 were 1,784, a 3.6% decrease from 1,851 net new home orders for the six month period ended March 31, 2005.

During the three and six month periods ended March 31, 2006, net new home orders in the Florida region decreased by 24.2% and 39.8%, respectively, due to fewer open selling locations and a decrease in net new home orders per open selling location as certain communities were closing out. During the three and six month periods ended March 31, 2006, net new home orders in the Pacific Coast region decreased by 65.8% and 58.7%, respectively. The decrease in net new home orders in the Pacific Coast region is the result of weakened market conditions. The deceases in net new home orders in our Florida and Pacific Coast regions were substantially offset by increased net new home orders in our Midwest, Nevada, and Texas regions.

At March 31, 2006, the contract value of our backlog was $468.0 million, as compared to $592.8 million at March 31, 2005. At March 31, 2006, the average sales price per home in backlog was $278,000, down $14,000, or 4.8%, over the average sales price per home in backlog of $292,000 at March 31, 2005. The reduction in backlog units reflects the delay in the opening of certain locations and current market conditions.

Gross homebuilding profit margin.   Gross homebuilding profit margin decreased to 21.4% for the three month period ended March 31, 2006, compared to 23.6% for the three month period ended March 31, 2005. The gross profit decrease reflects a reduction in the homebuilding gross profit margin in our Midwest, Nevada, and Pacific Coast regions. Included within our gross profit is a $3 million charge related to our decision to exit the Cleveland market. Although gross margins in the Nevada and Pacific Coast remain above our average gross profit margin on a consolidated basis, the gross margin in these regions has decreased as a result of sales price pressure and increased construction costs and land prices. These decreases were partially offset by increased margins in our Florida and Texas regions. During the three month period ended March 31, 2006, the Nevada and Pacific Coast regions contributed 45% of the total homebuilding revenues and 67% of the total homebuilding gross profit. During the three months ended March 31, 2005, these two regions contributed 38% of the total homebuilding revenues and 63% of the total homebuilding gross profit.

Gross homebuilding profit margin increased to 23.1% for the six month period ended March 31, 2006, compared to 22.4% for the six month period ended March 31, 2005. Our gross profit increase reflects the increased percentage of homebuilding revenues contributed by our Pacific Coast region, where margins remain high relative to other regions, and increased gross margins in our Florida and Texas regions. These increases were partially offset by reductions in the homebuilding gross profit margin in our Midwest, Nevada, and Pacific Coast regions. Included within our gross profit is a $3 million charge related to our decision to exit the Cleveland market. Although gross margins in the

Nevada and Pacific Coast remain above our average gross profit margin on a consolidated basis, the gross margin in these regions has decreased as a result of sales price pressure and increased construction costs and land prices. During the six month period ended March 31, 2006, the Nevada and Pacific Coast regions contributed 45% of the total homebuilding revenues and 68% of the total homebuilding gross profit. During the six months ended March 31, 2005, these two regions contributed 38% of the total homebuilding revenues and 63% of the total homebuilding gross profit.

Homebuilding operating expenses.   Homebuilding operating expenses, which consist of all homebuilding expenses other than cost of sales, increased 12.3% to $33.8 million for the three month period ended March 31, 2006 from $30.1 million for the three month period ended March 31, 2005. Homebuilding operating expenses increased 10.2% to $64.6 million for the six month period ended March 31, 2006 from $58.6 million for the six month period ended March 31, 2005.

During the three and six month periods ended March 31, 2005, we recorded $2.4 million and $4.0 million of compensation expense related to certain stock options granted that were considered to be variable awards. We have since amended our equity-based compensation agreements to amend the terms that resulted in variable accounting treatment. The increases for both the three month period and six month period ended March 31, 2006 are primarily due to increased personnel costs at both the corporate and regional levels and the increased utilization of outside real estate brokers to sell our homes.

Homebuilding operating expenses were 14.6% and 14.0% of total homebuilding revenue for the three month periods ended March 31, 2006 and 2005 and homebuilding operating expenses were 14.2% and 14.5% of total homebuilding revenue for the six month periods ended March 31, 2006 and 2005, respectively.

Net mortgage operations.   Mortgage banking earnings before taxes increased to $0.5 million for the three month period ended March 31, 2006, compared to a loss of $0.2 million for the three month period ended March 31, 2005. Mortgage banking earnings before taxes increased to $0.7 million for the six month period ended March 31, 2006, compared to a loss of $0.5 million for the six month period ended March 31, 2005. The increase in earnings for the three and six month periods ended March 31, 2006 was due to increased mortgage volume and reduced operating costs.

Income taxes.   We recorded income tax expense of $6.3 million and $7.2 million for the three month periods ended March 31, 2006 and 2005 and income tax expense of $15.1 million and $12.0 million for the six month periods ended March 31, 2006 and 2005, respectively. Our consolidated effective tax rates were 36.3% and 36.9% for the three and six months ended March 31, 2006 and 2005.

Net earnings.   As a result of the above factors, our net earnings decreased 10.9% to $11.0 million for the three month period ended March 31, 2006 from $12.3 million for the three month period ended March 31, 2005. Our net earnings for the six month period ended March 31, 2006 increased 28.9% to $26.5 million from $20.6 million for the six month period ended March 31, 2005.

Liquidity and Capital Resources

Our principal uses of cash are land purchases, lot development and home construction. As a result, our financing needs depend principally on sales volume, land acquisition and inventory balances. We fund our operations with cash flows from operating activities, borrowings under a senior unsecured credit facility, other bank debt, and minority interests in consolidated partnerships. We do not hold cash for investment purposes and we manage our cash and debt positions to minimize financing costs.

Operating cash flow activities

In the six months ended March 31, 2006, cash flows used in operating activities totaled $131.6 million, compared to cash flows used in operating activities of $72.0 million in the same period last year. The decrease in operating cash flows consisted primarily of an increase in inventories, resulting from land purchases, lot development and home construction, and the change in other operating assets and liabilities, including receivables, deferred expenses and other assets, and income taxes payable. These decreases were partially offset by increased net earnings.

Investing cash flow activities

Cash flows used in investing activities totaled $8.0 million in the six months ended March 31, 2006, compared to cash flows used in investing activities of $16.0 million in the same period last year. The increase in investing cash flows was primarily due to a reduction in the cash contributed and advanced to unconsolidated entities, partially offset by the purchase of a building to be used as our new principal executive office.

Financing cash flow activities

Cash flows provided by financing activities totaled $139.4 million in the six months ended March 31, 2006, compared to $105.0 million in the same period last year. Net borrowings of $140.6 million were used to increase our investment in inventory, to purchase our new principal executive office and to fund our construction operations.

In December 2005, we issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually beginning June 2006. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. We may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2008, we may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior unsecured credit facility. All of the our wholly owned subsidiaries, other than our mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior unsecured credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that could restrict our ability and that of its restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of our assets.

On April 13, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission (the “Commission”) relating to an offer to exchange the notes for an issue of registered notes with terms substantially identical to the notes. On May 4, 2006, the Commission declared our amended registration statement effective, and we will offer the exchange notes in return for the notes during the exchange offer period.

In December 2005, we entered into a new senior unsecured credit facility to finance our business operations. Proceeds of the new credit facility were used to retire our existing senior secured revolving credit facilities and substantially all of our other senior secured credit facilities. The credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. We have the right, without the consent of our lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior unsecured credit facility to exceed $700 million. The applicable borrowing base will be determined regularly throughout the life of the facility. The composition of the borrowing base will be limited to parameters set forth in the credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) will be removed from the borrowing base if held beyond specified maturity dates. Borrowings under the credit facility will generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon our senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the facility and is payable quarterly in arrears. As of March 31, 2006, we had $368 million of borrowings under the credit facility at an effective rate of 6.71% and, after giving effect to the borrowing base limitation, had additional availability of $131 million. Our obligations under the senior unsecured credit facility are guaranteed by all of our wholly-owned subsidiaries, other than our mortgage subsidiary, and are subject to a number of customary financial and operating covenants, including covenants requiring us to: maintain a minimum tangible net worth of at least $225 million plus 50% of positive net income as earned subsequent to September 30, 2005; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.50x; maintain a ratio of total debt to adjusted tangible net worth not in excess of 2.0x (decreasing to 1.75x as of March 31, 2007); maintain an interest coverage ratio of no less than 2.25x; and limit the number of speculative housing units owned by us, excluding foundations, as of the end of any fiscal quarter to a maximum of 30% of our housing unit closings during the previous 12-month period; and limit the number of speculative housing units in any building region, excluding foundations, as of the end of any fiscal quarter to a maximum of 35% of our housing unit closings in such region during the previous 12-month period. In addition to these covenants, the credit facility includes restrictions upon debt and investments which permit: subordinated debt up to $300 million; other unsecured debt up to $25 million; secured debt up to 25% of tangible net worth; guarantees of minority-owned joint venture debt up to 35% of adjusted tangible net worth; and investments in minority-owned joint ventures up to 30% of tangible net worth. For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of our outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment). As of and during the three and six months ended March 31, 2006, we were in compliance with the covenants of this facility.

In addition to the senior unsecured credit facility, we are party to several senior secured project specific acquisition, development and construction loans with an aggregate amount outstanding as of March 31, 2006 of $45.8 million. These loans bear interest at floating rates ranging from the prime rate to the prime rate plus 1%, with maturities generally tied to the sale of the underlying inventory.

We are party to several unsecured loan agreements that fund our operations on an ongoing basis. In addition, KH Financial, L.P., our wholly owned mortgage subsidiary, is party to a $5.0 million warehouse line of credit, used to fund its mortgage origination operations. This facility bears interest at a floating rate equal to LIBOR plus 1.75%, and as of March 31, 2006, there were no amounts outstanding under the warehouse facility.

We are also party to a $100 million flexible early purchase facility agreement which allows us to sell qualifying mortgage loans to the holder of the flexible early purchase facility after such loans have been originated subject to our obligation to sell the loan to an investor in the secondary market. At March 31, 2006, $33 million of the facility was in use.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses and capital expenditures and service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations, including compliance with financial covenants in our senior unsecured credit facility, will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, including the senior subordinated notes, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our senior unsecured credit facility and the indenture for the senior subordinated notes, may restrict us from pursuing any of these alternatives.

Contractual Obligations

Our primary contractual cash obligations for our operations are payments under our debt agreements and purchase obligations with specific performance requirements under option agreements and purchase contracts. These option agreements and purchase contracts may require us to purchase land contingent upon us and the seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows and our credit facilities.

The following summarizes our aggregate contractual commitments at March 31, 2006:

	Payments due by period
		Less than			More than
(Dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Notes payable(1)	$855,380	$49,635	$139,984	$428,271	$237,490
Operating leases	8,779	2,140	4,145	2,424	70
Purchase obligations(2)	48,337	6,482	41,855
Total	$912,496	$58,257	$185,984	$430,695	$237,560

(1)       Includes our senior subordinated notes due 2012, our senior unsecured credit facility, other homebuilding debt and mortgage loans relating to our mortgage banking operations, and related interest payments for the life of the debt. Interest on variable rate obligations is based on rates effective as of March 31, 2006.

(2)       Represents obligations under option agreements and purchase contracts with specific performance provisions, net of cash deposits.

Under the terms of our stock option agreements, we may be required to purchase shares of our common stock at fair market value, including shares issuable under outstanding options or deferred stock units, from our directors and certain of our executive officers and other key employees, in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation. Based upon the most recent independent valuation of the Company performed as of December 31, 2005 and the shares issued or issuable in respect of options or deferred stock units outstanding as of March 31, 2006, our aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, is approximately $58 million in the event that all of these obligations were triggered.

We are contingently liable to banks and financial institutions for approximately $55 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land purchase contracts. Approximately $4 million of the outstanding letters of credit have been issued by a wholly owned subsidiary. We do not believe that any of these letters of credit or bonds are likely to be drawn upon. At March 31, 2006, we had committed to fund $28 million in mortgage loans to homebuyers. We have entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

Land and Lot Position and Homes in Inventory

At March 31, 2006, we owned and controlled 32,157 lots, approximately 47% of which were pursuant to option agreements and purchase contracts. The following is a summary of our land/lot position:

At March 31,
2006
Finished lots owned	5,818
Lots under development owned	11,288
Total lots owned	17,106
Lots controlled under option agreements and purchase contracts(1)	15,051
Total land/lots controlled	32,157

(1)       Includes 1,821 lots included in inventory not owned which were consolidated under the accounting guidance of FIN 46R and 1,797 lots that we expect to purchase from unconsolidated entities in which we have an investment as an equity member.

Off-Balance Sheet Arrangements

Our primary use of off-balance sheet arrangements is to secure desirable lots on which to build homes in a manner that we believe reduces the overall risk to us. Our off-balance sheet arrangements relating to our homebuilding operations include land option agreements and purchase contracts and joint ventures.

Land option agreements and purchase contracts

In the ordinary course of business, we enter into option agreements and purchase contracts to secure land for the construction of homes. These agreements generally require us to pay a deposit to the seller as consideration for the right to acquire land during a specified period, usually at predetermined prices. Some of these option agreements and purchase contracts contain specific performance clauses, which require us to purchase the land upon satisfaction of certain requirements by both us and the sellers. Otherwise, our liabilities under option agreements and purchase contracts are generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. Below is a summary of the aggregate exercise price of all option agreements and purchase contracts as of March 31, 2006:

Aggregate
exercise price
(Dollars in thousands)	of options(1)
Option agreements and purchase contracts with specific performance	$6,482
Options agreements and purchase contracts without specific performance(2)	635,548
Total option agreements and purchase contracts	$642,030

(1)       Excludes $48.0 million related to inventory not owned included on our condensed consolidated balance sheet at an initial fair value of $37.8 million.

(2)       Includes $175 million related to purchases from joint ventures in which we have an investment balance of approximately $30 million as of March 31, 2006. These investments are recorded in investments in and advances to unconsolidated entities on our condensed consolidated balance sheets.

We expect to exercise all of our option agreements and purchase contracts with specific performance obligations and, subject to market conditions, substantially all of our option agreements and purchase contracts without specific performance obligations.

Investments in and advances to unconsolidated entities

Investments in and advances to unconsolidated entities represent our ownership interest in entities accounted for under the equity method when we hold less than a controlling interest in the entity or we are not the primary beneficiary in a Variable Interest Entity (VIE) as defined by FIN 46R. In instances where we expect to purchase land from the unconsolidated entity, our share of the unconsolidated entity’s earnings is deferred until homes related to the lots purchased are delivered and title passes to a homebuyer. Our partners generally are unrelated homebuilders, land sellers or other real estate entities.

In the ordinary course of business, we periodically enter into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, with our interest in these entities ranging from 6% to 45%. We account for our interest in these joint ventures under the equity method, and our condensed consolidated balance sheets include investments in joint ventures totaling $39.4 million and $37.0 million at March 31, 2006 and September 30, 2005, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At March 31, 2006 and September 30, 2005, our unconsolidated joint ventures had outstanding third-party borrowings of $836 million and $803 million, respectively. From time to time we issue repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require us to repay debt of the joint venture in the event of a payment default, in the case of the repayment guarantees, or in the event that the debt of the joint venture exceeds the value of the property securing the debt, in the case of the loan-to-value maintenance guarantees. At March 31, 2006 and September 30, 2005, we had guarantees of $72.6 million and $67.6 million, respectively, related to the indebtedness of these joint ventures.

Seasonality and Variability in Quarterly Results

Our homebuilding operating cycle generally reflects increased new order activity in our second and third fiscal quarters and increased deliveries in our third and fourth fiscal quarters. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall, as well as the scheduling of paving and construction to accommodate seasonal weather conditions. We also experience seasonality in our mortgage banking operations as loan originations correspond with the closing of homes.

Backlog

Our sales contracts require cash deposits in line with respective market practices and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered “backlog.” We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract; however, these homes are excluded from backlog until a sales contract is signed. At March 31, 2006, 8% of the number of homes in inventory consisted of completed homes without sales contracts. At September 30, 2005, 7% of the number of homes in inventory consisted of completed homes without sales contracts. Our cancellation rates for the three months ended March 31, 2006 and 2005 were 23% and 21%, respectively. Our cancellation rates for the six months ended March 31, 2006 and 2005 were 27% and 23%, respectively.

Interest Rates and Inflation

Our business is significantly affected by the level of interest rates. Higher interest rates may decrease demand for our homes by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Higher interest rates would also increase our borrowing costs because a portion of our bank loans fluctuate with LIBOR and prime lending rates.

We may be adversely affected during periods of high inflation because of higher land, financing, labor and material costs. We attempt to pass to our customers any increases in our costs through increased sales prices. To date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in preparation of its condensed consolidated financial statements:

•   Revenue recognition;

•   Homebuilding inventory and costs of sales;

•   Variable interest entities;

•   Investments in and advances to unconsolidated entities;

•   Warranty costs;

•   Litigation reserves;

•   Insurance claims costs;

•   Valuation of deferred tax assets; and

•   Stock-based compensation.

There have been no significant changes in the above critical accounting policies, as compared to those we disclosed in the prospectus dated May 4, 2006, which is a part of our amended registration statement on Form S-4.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled after the effective date, and all outstanding portions of awards granted prior to the effective date which are unvested as of the effective date of the pronouncement.

Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective methods. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for us on October 1, 2006. We are currently evaluating the requirements of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires prior period financial statements to be restated for changes in accounting principles. SFAS 154 also redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on our results of operations or financial position.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on our results of operations or financial position.

Cautionary Factors That May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements about our financial results and estimates and business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to analysts, debt holders and the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy”, or other words and terms of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following risks and uncertainties relevant to our business include factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us.

•       high interest rates, changes in tax laws and inflation;

•       changes in macroeconomic conditions in our markets and regions;

•       the availability of sufficient capital;

•       fluctuations in inventory values and carrying costs;

•       our ability to acquire desirable lots or land for residential buildout;

•       our ability to compete effectively against homebuilders in our markets and with sales or rentals of existing homes in our markets;

•       adverse weather conditions and natural disasters in our markets;

•       the availability and quality of subcontractors and raw materials;

•       utility shortages and price increases;

•       the growth or expansion of our operations;

•       our ability to develop our communities successfully;

•       our ability to retain certain members of our senior management and other key employees;

•       the future availability of insurance at reasonable cost;

•       fluctuations in real estate values;

•       poor relations with residents of our communities;

•       expenses related to construction defect, soil subsidence and home warranty claims;

•       changes in our legal and regulatory environment;

•       changes in environmental laws and regulations;

•       restrictions on our financial services companies;

•       our obligation to repurchase issued and outstanding shares of our common stock; and

•       geopolitical risks and market disruption.

Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports or communications should be considered. Additional information about factors that could lead to material changes in performance is contained in the prospectus dated May 4, 2006, which is a part of our amended registration statement on Form S-4. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not enter into or hold derivatives for trading or speculative purposes. As of March 31, 2006, we had a total of $405 million of floating rate debt outstanding, including our senior unsecured credit facility and other facilities. Borrowings under these facilities generally bear interest based on applicable margin plus LIBOR or an alternate base rate. As of March 31, 2006, we were not a party to any interest rate swap agreements. Holding our variable rate debt balances constant as of March 31, 2006, each one percentage point increase in interest rates would result in an increase in interest incurred for the next twelve month period of approximately $4.0 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during the twelve month period ended March 31, 2006 would have resulted in an increase in interest incurred of approximately $4.8 million.

Item 4.    Controls and Procedures.

Disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. We accrue for legal expenses and settlement costs where our ultimate exposure is considered probable and the potential loss can be reasonably estimated. Most of these matters relate to construction defect and general customer claims. We believe that none of these matters will have a material adverse impact upon our consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our prospectus dated May 4, 2006 under the heading entitled “Risk factors.” The risk factors disclosed in our prospectus, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that are deemed to be immaterial also may materially adversely affect our business, financial condition or results.

Item 6.     Exhibits.

Exhibits
31.1	Rule 13a-14(a) / 15d-14(a) Certification of David K. Hill, Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Eugene K. Rowehl, Senior Vice President and Chief Financial Officer.

32.1	Section 1350 Certification of David K. Hill, Chairman and Chief Executive Officer.

32.2	Section 1350 Certification of Eugene K. Rowehl, Senior Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL HILL, INC.
Registrant

Dated May 15, 2006	/s/ DAVID K. HILL
David K. Hill
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated May 15, 2006	/s/ EUGENE K. ROWEHL
Eugene K. Rowehl
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of David K. Hill, Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Eugene K. Rowehl, Senior Vice President and Chief Financial Officer.

32.1	Section 1350 Certification of David K. Hill, Chairman and Chief Executive Officer.

32.2	Section 1350 Certification of Eugene K. Rowehl, Senior Vice President and Chief Financial Officer.