Form 10-Q
period 2006-06-30
Kimball Hill, Inc.
filed 2006-08-11
CIK 1357062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-133278

KIMBALL HILL, INC.
(Exact name of Registrant as specified in its charter)

Illinois	36-2177380
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5999 New Wilke Road, Suite 504
Rolling Meadows, Illinois	60008
(Address of principal executive offices)	(Zip code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer                           ☐ Accelerated filer                          ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

KIMBALL HILL, INC. AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	June 30,	September 30,
(in thousands, except shares)	2006	2005
Assets
HOMEBUILDING:
Cash and cash equivalents	$26,172	$16,763
Receivables from title companies	24,329	22,879
Inventory	973,243	808,778
Inventory not owned	70,414	46,721
Deferred expenses and other assets	17,865	11,207
Investments in and advances to unconsolidated entities	45,474	37,033
Deferred taxes	11,870	13,541
Property and equipment, net of accumulated depreciation	10,742	5,185
	1,180,109	962,107
MORTGAGE BANKING:
Cash and cash equivalents	3,073	4,697
Trade accounts receivable	1,941	1,586
Mortgage loans held for sale	4,219	1,785
Property and equipment, net of accumulated depreciation	272	320
	9,505	8,388
TOTAL ASSETS	$1,189,614	$970,495
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$93,869	$94,370
Deposits on sales of residential units	12,168	14,008
Liabilities related to inventory not owned	33,624	10,402
Income tax payable	204	15,368
Notes payable	652,612	473,225
	792,477	607,373
MORTGAGE BANKING:
Accounts payable and accrued expenses	836	914
Other liabilities	108	234
Notes payable for mortgage loans		186
	944	1,334
Total liabilities	793,421	608,707

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	42,738	45,495
MINORITY INTEREST IN INVENTORY NOT OWNED	31,721	31,721

REEDEEMABLE EQUITY:
Redeemable common stock, no par value; shares outstanding:
447,427 at June 30, 2006 and 298,000 at September 30, 2005	51,678	33,763
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 10,000,000 shares authorized; shares outstanding:
3,438,320 at June 30, 2006 and 3,578,486 at September 30, 2005	16,956	20,216
Retained earnings	253,100	230,593
Total shareholders’ equity	270,056	250,809
TOTAL LIABILITIES AND EQUITY	$1,189,614	$970,495

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
HOMEBUILDING:
Revenues:
Sales of residential units and land	$309,753	$295,637	$762,473	$699,232
Rental and other income	799	1,228	2,440	2,394
Total homebuilding revenues	310,552	296,865	764,913	701,626
Expenses:
Cost of sales of residential units and land	257,639	219,216	607,119	533,181
General and administrative	19,620	23,867	61,076	61,295
Sales and marketing	15,829	12,511	38,673	33,335
Depreciation	208	165	558	561
Total homebuilding expenses	293,296	255,759	707,426	628,372
Equity in income (loss) of unconsolidated joint ventures	369	(117)	899	2,778
Minority interests in net losses (earnings) of consolidated partnerships	18	(1,465)	216	(3,389)
Homebuilding earnings before income taxes	17,643	39,524	58,602	72,643
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans	2,299	1,540	5,288	3,470
Interest income	1	2	10	52
Total mortgage banking revenues	2,300	1,542	5,298	3,522
Expenses:
General and administrative	1,143	1,157	3,371	3,511
Interest expense	1	2	7	36
Depreciation	21	27	70	95
Total mortgage banking expenses	1,165	1,186	3,448	3,642
Mortgage banking earnings (losses) before income taxes	1,135	356	1,850	(120)
EARNINGS BEFORE INCOME TAXES	18,778	39,880	60,452	72,523
PROVISION FOR INCOME TAXES	6,813	14,697	21,942	26,742
NET EARNINGS	$11,965	$25,183	$38,510	$45,781

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$38,510	$45,781
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	628	656
Write-down of inventory	3,200
Amortization of deferred expenses	3,920	4,505
Equity-based compensation	616	9,249
ESOP compensation expense		696
Distributions of income from investments in unconsolidated entities	489	2,840
Net earnings from investments in unconsolidated entities	(899)	(2,778)
Minority interest in consolidated (losses) earnings	(216)	3,389
Deferred income taxes	1,671	(2,945)
Changes in operating assets and liabilities:
Receivables	(1,805)	(4,269)
Mortgage loans held for sale	(2,434)	3,371
Inventory	(167,287)	(163,103)
Deferred expenses and other assets	(5,098)	(7,396)
Accounts payable and accrued expenses	(579)	12,460
Deposits and other liabilities	(1,966)	2,012
Income taxes payable	(14,666)	(2,227)
Net cash used in operating activities	(145,916)	(97,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,995)	(434)
Disposals of property and equipment	858
Distributions of contributed capital from investments in unconsolidated entities	698	824
Contributions and advances to investments in unconsolidated entities	(8,460)	(17,143)
Net cash used in investing activities	(13,899)	(16,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and mortgage loans payable	1,175,356	755,486
Repayments of notes and mortgage loans payable	(996,155)	(610,936)
Debt issuance costs	(6,598)
Proceeds from issuance of common stock	712	4,012
Repurchases of common stock	(3,174)	(1,711)
Contributions from minority interests		4,000
Distributions to minority interests	(2,541)	(19,799)
Net cash provided by financing activities	167,600	131,052
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,785	16,540
CASH AND CASH EQUIVALENTS—Beginning of period	21,460	7,656
CASH AND CASH EQUIVALENTS—End of period	$29,245	$24,196

RECONCILIATION TO CASH AND CASH EQUIVALENTS REPORTED ON THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Homebuilding	$26,172
Mortgage banking	3,073
TOTAL	$29,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$34,999	$28,872
Cash paid for income taxes	$34,937	$31,914
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Inventory not owned includes $33,624 of liabilities related to inventory not owned for the nine months ended June 30, 2006

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

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

Segment Information and Concentrations—In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified two reportable segments: homebuilding and mortgage banking. The Company’s chief decision maker is its chief executive officer. The Company’s homebuilding segment consists primarily of homebuilding operations, which is engaged in the acquisition and development of land and construction of residential homes. Since the Company’s geographic homebuilding regions have similar economic characteristics, housing products and class of prospective buyers, the geographic homebuilding regions have been aggregated into a single homebuilding segment. The Company’s mortgage banking segment originates mortgages which are sold to third parties. Corporate expenses are allocated to the segment that directly benefits from the expense. General corporate expenses that benefit both segments are nominal and are allocated to the homebuilding segment. During the three month periods ended June 30, 2006 and 2005, two of the Company’s five regions contributed 37% and 48%, respectively, of the Company’s total homebuilding revenues. During the three month periods ended June 30, 2006 and 2005, these two regions contributed 60% and 72% of the total homebuilding gross profit. During the nine month periods ended June 30, 2006 and 2005, two of the Company’s five regions contributed 42% of the Company’s total homebuilding revenues. During the nine month periods ended June 30, 2006 and 2005, these two regions contributed 65% and 67%, respectively, of the total homebuilding gross profit.

Information about the Company’s reportable segments is presented in its condensed consolidated statements of operations and condensed consolidated balance sheets. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies in the notes to the September 30, 2005 audited consolidated financial statements. Corporate assets shared by the segments are nominal and are included within the homebuilding segment. Management evaluates a segment’s performance based upon a number of factors including earnings before income taxes.

Stock Plans—In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to apply the accounting prescribed by Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock plans.

In April 2006, the Company granted options to purchase 12,000 common shares of the Company to a key employee. The option price equals the estimated fair market value of the common shares on the day of the grant. The fair value of the options granted was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.00%, expected life of 6.25 years and no volatility or dividend yield. The weighted average fair value of the options granted in 2006 calculated using a Black-Scholes option-pricing model is $30.36. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, which corresponds to their vesting date, as prescribed by SFAS 123, earnings before income taxes would have decreased by approximately $23,000 for the three and nine months ended June 30, 2006.

During fiscal 2005, the Company recognized employee compensation cost for certain of its stock options granted that were considered to be variable awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, which corresponds to their vesting date, as prescribed by SFAS 123, earnings before income taxes would have increased by approximately $5.1 million and $9.0 million for the three and nine months ended June 30, 2005, respectively.

During fiscal 2005, the Company granted 37,500 deferred stock units, representing a right to receive 37,500 shares of the Company’s common stock at a future date. Under the terms of the agreement, one-third of the deferred stock units fully vest on each of October 1, 2005, 2006, and 2007, respectively. Each year, the Company will recognize compensation cost, for the relative service period covered, equal to the market value of the underlying common shares of the Company on the date of grant. During the three and nine months ended June 30, 2006, compensation cost of $206,000 and $616,000 related to deferred stock units is included in the Company’s condensed consolidated statements of operations. During the three and nine months ended June 30, 2005, compensation cost of $205,000 related to deferred stock units is included in the Company’s condensed consolidated statements of operations.

2.  Inventory

Inventory consists of the following (in thousands):

	June 30,	September 30,
	2006	2005
Residential lots—developed and under development	$549,026	$541,169
Finished homes and construction in progress	371,433	248,878
Deposits on land purchases	17,202	15,612
Land held for future development or sale	35,582	3,119
Total	$973,243	$808,778

In March 2006, the Company decided to exit the Cleveland market. As of June 30, 2006, the carrying value of inventory located in the Cleveland market has been reduced by $3.2 million to its estimated realizable value under the Company’s exit plans. The Company’s decision to exit the Cleveland market reflects the Company’s perception regarding local market conditions currently and in the foreseeable future.

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as residential units are closed. Interest costs are (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Capitalized interest—beginning of period	$50,214	$36,186	$40,076	$29,551
Interest incurred	14,877	12,316	36,158	28,836
Interest included in cost of sales	(9,445)	(7,483)	(20,588)	(17,368)
Capitalized interest—end of period	$55,646	$41,019	$55,646	$41,019

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

At June 30, 2006, the Company has consolidated option agreements and purchase contracts to secure land with an initial fair value of approximately $70.4 million for which it paid cash option deposits of $5.1 million. The Company has specific performance obligations to purchase approximately $31.7 million of the consolidated inventory not owned. The Company has estimated the initial fair value of the consolidated optioned land based upon the Company’s option contract price. In many cases, the Company was unable to obtain the relevant financial information from the selling entities, therefore, the Company has used the information available to make an assumption as to whether the selling entity has additional assets or has debt obligations outstanding. The difference between the initial fair value of the land under contract and any non-refundable deposit is recorded in liabilities related to inventory not owned unless it is determined by the Company that the selling entity does not carry debt in which case the difference is recorded as minority interest in inventory not owned.

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

In the ordinary course of business, the Company periodically enters into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, with the Company’s interest in these entities ranging from 6% to 49%. The Company accounts for its interest in these joint ventures under the equity method, and the Company’s condensed consolidated balance sheets include investments in joint ventures totaling $45.5 million and $37.0 million at June 30, 2006 and September 30, 2005, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At June 30, 2006 and

September 30, 2005, the Company’s unconsolidated joint ventures had outstanding third-party borrowings of $838 million and $803 million, respectively. From time to time the Company has issued repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require the Company to repay debt of the joint venture in the event of a payment default, in the case of the repayment guarantees, or in the event that the debt of the joint venture exceeds the value of the property securing the debt, in the case of the loan-to-value maintenance guarantees. At June 30, 2006 and September 30, 2005, the Company had guarantees of $69.7 million and $67.6 million, respectively, related to the indebtedness of these joint ventures.

5.  Financing

Homebuilding

The Company’s notes payable, at their principal amounts, consist of the following (in thousands):

	June 30,	September 30,
	2006	2005
Senior unsecured credit facility	$403,632
Senior subordinated notes (net of unamortized discount)	200,687
Other senior secured credit facilities	48,293	$115,178
Other senior debt		6,921
Senior secured revolving credit facilities		306,126
Working capital loans		45,000
Total	$652,612	$473,225

In December 2005, the Company issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually beginning June 2006. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. The Company may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s wholly owned subsidiaries, other than the Company’s mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that could restrict the Company’s ability and that of its restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of the Company’s assets.

On April 13, 2006, the Company filed a registration statement with the U.S. Securities and Exchange Commission (the “Commission”) relating to an offer to exchange the notes for an issue of registered notes with terms substantially identical to the notes. On May 4, 2006, the Commission declared the Company’s amended registration statement effective, and the Company offered the exchange notes in return for the notes during the exchange offer period. The exchange offer expired at 5:00 p.m., New York City time, on Monday, June 5, 2006. All outstanding senior subordinated notes, in the aggregate principal amount of $203 million, were tendered and exchanged.

In December 2005, the Company entered into a new senior unsecured credit facility to finance its business operations. Proceeds of the new credit facility were used to retire its existing senior secured revolving credit facilities and substantially all of its other senior secured credit facilities. The credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. The Company has the right, without the consent of its lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior unsecured credit facility to exceed $700 million. The applicable borrowing base will be determined regularly throughout the life of the facility. The composition of the borrowing base will be limited to parameters set forth in the credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) will be removed from the borrowing base if held beyond specified maturity dates. Borrowings under the credit facility will generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon the Company’s senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the facility and is payable quarterly in arrears. As of June 30, 2006, the Company had $404 million of borrowings under the credit facility at an effective rate of 6.83% and, after giving effect to the borrowing base limitation, had additional availability of $95 million. The Company’s obligations under the senior unsecured credit facility are guaranteed by all of its wholly-owned subsidiaries, other than the Company’s mortgage subsidiary, and are subject to a number of customary financial and operating covenants, including covenants requiring the Company to: maintain a minimum tangible net worth of at least $225 million plus 50% of positive net income as earned subsequent to September 30, 2005; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.50x; maintain a ratio of total debt to adjusted tangible net worth not in excess of 2.0x (decreasing to 1.75x as of March 31, 2007); maintain an interest coverage ratio of no less than 2.25x; and limit the number of speculative housing units owned by the Company, excluding foundations, as of the end of any fiscal quarter to a maximum of 30% of the Company’s housing unit closings during the previous 12-month period; and limit the number of speculative housing units in any building region, excluding foundations, as of the end of any fiscal quarter to a maximum of 35% of the Company’s housing unit closings in such region during the previous 12-month period. In addition to these covenants, the credit facility includes restrictions upon debt and investments which permit: subordinated debt up to $300 million; other unsecured debt up to $25 million; secured debt up to 25% of tangible net worth; guarantees of minority-owned joint venture debt up to 35% of adjusted tangible net worth; and investments in minority-owned joint ventures up to 30% of tangible net worth. For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of the Company’s outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment). As of and during the three and nine months ended June 30, 2006, the Company was in compliance with the covenants of this facility.

6.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land for future development and/or developed lots. The agreements generally are contingent upon municipality approvals. As of June 30, 2006, the Company has rights, under such agreements, to purchase approximately 14,400 lots, within 74 separate developments, with an aggregate contract price of approximately $631 million, including inventory not owned which was consolidated under the accounting guidance of FIN 46R. Approximately 1,600 of the lots, with an aggregate purchase price of approximately $48 million, contain specific performance requirements. Approximately 1,800 of the lots, with an aggregate purchase price of approximately $165 million, are to be purchased from joint ventures in which the Company has an investment balance of approximately $33 million as of June 30, 2006. This investment is recorded in investments in and advances to unconsolidated entities on the condensed consolidated balance sheets.

At June 30, 2006, excluding inventory not owned (see note 3), the Company was contingently liable to banks and financial institutions for approximately $49 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land option contracts.

Under the terms of the Company’s amended stock option plans, the Company has contractual obligations to purchase shares of the Company’s common stock, including shares issuable under outstanding options, from the Company’s directors and certain of the Company’s executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation. The terms of the original stock option agreements required the repurchase obligation at an amount other than fair market value. During the Company’s quarter ended December 31, 2005, the stock option agreements were amended so that the repurchase obligation of stock is at fair market value. As of June 30, 2006, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been approximately $64 million in the event that all of these obligations were triggered. Included within the $64 million repurchase obligation, as part of a separation agreement with a former executive officer, the Company has agreed to repurchase 77,000 shares of its common stock at the fair market value of approximately $8.9 million, with payment in full by January 31, 2007.

The Company is involved in litigation incidental to its business, the disposition of which should not have a material effect on the Company’s financial position or results of operations.

The Company provides product warranties to its customers covering workmanship, materials, and certain mechanical systems for two years, and structural systems for ten years. The Company estimates and records warranty liabilities based on historical experience and known risks at the time a home closes, and in the case of unexpected claims, upon identification and quantification of the obligations. The Company’s warranty accrual is included in accounts payable and accrued expenses in its condensed consolidated balance sheets. Changes in the Company’s warranty liability for the three and nine months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$6,338	$4,278	$5,844	$3,324
Warranties issued	1,793	1,403	4,628	3,804
Settlements and other adjustments	(1,466)	(791)	(3,807)	(2,238)
Balance at end of period	$6,665	$4,890	$6,665	$4,890

At June 30, 2006 the Company was committed to fund approximately $39 million in mortgage loans to homebuyers. The Company has entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties. The Company is party to a $100 million flexible early purchase facility agreement which allows the Company to sell qualifying mortgage loans to the holder of the flexible early purchase facility after such loans have been originated subject to the Company’s obligation to sell the loan to an investor in the secondary market. At June 30, 2006, approximately $47 million of the facility was in use by the Company.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

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

As of June 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$1,892	$24,255	$25	$—	$26,172
Receivables from title companies		24,323	6		24,329
Inventory		809,614	163,629		973,243
Inventory not owned		70,414			70,414
Deferred expenses and other assets	8,213	9,596	56		17,865
Investments in and advances to unconsolidated entities		45,474			45,474
Deferred taxes	11,870				11,870
Property and equipment, net of accumulated depreciation	8,173	2,569			10,742
Investments in subsidiaries	306,529	12,713		(319,242)
	336,677	998,958	163,716	(319,242)	1,180,109
MORTGAGE BANKING			9,505		9,505
TOTAL ASSETS	$336,677	$998,958	$173,221	$(319,242)	$1,189,614
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$33	$93,588	$248	$—	$93,869
Deposits on sales of residential units		11,918	250		12,168
Liabilities related to inventory not owned		33,624			33,624
Income tax payable	204				204
Notes payable	613,135	9,800	29,677		652,612
Intercompany	(598,429)	516,707	81,722
	14,943	665,637	111,897		792,477
MORTGAGE BANKING			944		944
Total liabilities	14,943	665,637	112,841		793,421

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			43,322	(584)	42,738
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721

REEDEMABLE EQUITY	51,678				51,678
SHAREHOLDERS’ EQUITY	270,056	301,600	17,058	(318,658)	270,056
TOTAL LIABILITIES AND EQUITY	$336,677	$998,958	$173,221	$(319,242)	$1,189,614

As of September 30, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$6,875	$9,786	$102	$—	$16,763
Receivables from title companies		22,849	30		22,879
Inventory		670,170	138,608		808,778
Inventory not owned		46,721			46,721
Deferred expenses and other assets	6,364	4,671	172		11,207
Investments in and advances to unconsolidated entities		37,033			37,033
Deferred taxes	13,541				13,541
Property and equipment, net of accumulated depreciation	2,593	1,734	858		5,185
Investments in subsidiaries	269,215	9,522		(278,737)
	298,588	802,486	139,770	(278,737)	962,107
MORTGAGE BANKING			8,388		8,388
TOTAL ASSETS	$298,588	$802,486	$148,158	$(278,737)	$970,495
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$33	$93,547	$790	$—	$94,370
Deposits on sales of residential units		13,830	178		14,008
Liabilities related to inventory not owned		10,402			10,402
Income tax payable	15,368				15,368
Notes payable	4,126	397,038	72,061		473,225
Intercompany	(5,511)	(9,071)	14,582
	14,016	505,746	87,611		607,373
MORTGAGE BANKING			1,334		1,334
Total liabilities	14,016	505,746	88,945		608,707

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS		446	45,049		45,495
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721

REEDEMABLE EQUITY	33,763				33,763
SHAREHOLDERS’ EQUITY	250,809	264,573	14,164	(278,737)	250,809
TOTAL LIABILITIES AND EQUITY	$298,588	$802,486	$148,158	$(278,737)	$970,495

For the three months ended June 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$304,409	$5,344	$—	$309,753
Rental and other income	272	464	63		799
Total homebuilding revenues	272	304,873	5,407		310,552
Expenses:
Cost of sales of residential units and land		252,815	4,824		257,639
General and administrative	8,901	10,711	8		19,620
Sales and marketing		15,541	288		15,829
Depreciation	79	129			208
Total homebuilding expenses	8,980	279,196	5,120		293,296
Intercompany charge	8,708	(8,708)
Equity in income of unconsolidated joint ventures		369			369
Minority interests in net losses of consolidated partnerships			18		18
Homebuilding earnings before income taxes	—	17,338	305		17,643
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			2,299		2,299
Interest income			1		1
Total mortgage banking revenues			2,300		2,300
Expenses:
General and administrative			1,143		1,143
Interest expense			1		1
Depreciation			21		21
Total mortgage banking expenses			1,165		1,165
Mortgage banking earnings before income taxes			1,135		1,135
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	18,778	305		(19,083)
EARNINGS BEFORE INCOME TAXES	18,778	17,643	1,440	(19,083)	18,778
PROVISION FOR INCOME TAXES	6,813	6,404	521	(6,925)	6,813
NET EARNINGS	$11,965	$11,239	$919	$(12,158)	$11,965

For the three months ended June 30, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$290,941	$4,696	$—	$295,637
Rental and other income	63	1,043	122		1,228
Total homebuilding revenues	63	291,984	4,818		296,865
Expenses:
Cost of sales of residential units and land		215,487	3,729		219,216
General and administrative	6,443	17,359	65		23,867
Sales and marketing		12,306	205		12,511
Depreciation	27	129	9		165
Total homebuilding expenses	6,470	245,281	4,008		255,759
Intercompany charge	6,407	(6,407)
Equity in loss of unconsolidated joint ventures		(117)			(117)
Minority interests in net earnings of consolidated partnerships		(1,422)	(43)		(1,465)
Homebuilding earnings before income taxes	—	38,757	767		39,524
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			1,540		1,540
Interest income			2		2
Total mortgage banking revenues			1,542		1,542
Expenses:
General and administrative			1,157		1,157
Interest expense			2		2
Depreciation			27		27
Total mortgage banking expenses			1,186		1,186
Mortgage banking earnings before income taxes			356		356
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	39,880	745		(40,625)
EARNINGS BEFORE INCOME TAXES	39,880	39,502	1,123	(40,625)	39,880
PROVISION FOR INCOME TAXES	14,697	14,576	415	(14,991)	14,697
NET EARNINGS	$25,183	$24,926	$708	$(25,634)	$25,183

For the nine months ended June 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$753,230	$20,806	$(11,563)	$762,473
Rental and other income	352	1,243	845		2,440
Total homebuilding revenues	352	754,473	21,651	(11,563)	764,913
Expenses:
Cost of sales of residential units and land		598,969	18,936	(10,786)	607,119
General and administrative	22,701	38,331	44		61,076
Sales and marketing		38,033	640		38,673
Depreciation	131	427			558
Total homebuilding expenses	22,832	675,760	19,620	(10,786)	707,426
Intercompany charge	22,480	(22,480)
Equity in income of unconsolidated joint ventures		899			899
Minority interests in net losses (earnings) of consolidated partnerships		574	(941)	583	216
Homebuilding earnings before income taxes	—	57,706	1,090	(194)	58,602
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			5,288		5,288
Interest income			10		10
Total mortgage banking revenues			5,298		5,298
Expenses:
General and administrative			3,371		3,371
Interest expense			7		7
Depreciation			70		70
Total mortgage banking expenses			3,448		3,448
Mortgage banking earnings before income taxes			1,850		1,850
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	60,452	421		(60,873)
EARNINGS BEFORE INCOME TAXES	60,452	58,127	2,940	(61,067)	60,452
PROVISION FOR INCOME TAXES	21,942	21,100	1,066	(22,166)	21,942
NET EARNINGS	$38,510	$37,027	$1,874	$(38,901)	$38,510

For the nine months ended June 30, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$693,173	$6,059	$—	$699,232
Rental and other income	230	1,893	271		2,394
Total homebuilding revenues	230	695,066	6,330		701,626
Expenses:
Cost of sales of residential units and land		528,502	4,679		533,181
General and administrative	17,127	43,968	200		61,295
Sales and marketing		32,874	461		33,335
Depreciation	79	456	26		561
Total homebuilding expenses	17,206	605,800	5,366		628,372
Intercompany charge	16,976	(16,976)
Equity in income of unconsolidated joint ventures		2,778			2,778
Minority interests in net earnings of consolidated partnerships		(3,346)	(43)		(3,389)
Homebuilding earnings before income taxes	—	71,722	921		72,643
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			3,470		3,470
Interest income			52		52
Total mortgage banking revenues			3,522		3,522
Expenses:
General and administrative			3,511		3,511
Interest expense			36		36
Depreciation			95		95
Total mortgage banking expenses			3,642		3,642
Mortgage banking losses before income taxes			(120)		(120)
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	72,523	924		(73,447)
EARNINGS BEFORE INCOME TAXES	72,523	72,646	801	(73,447)	72,523
PROVISION FOR INCOME TAXES	26,742	26,806	296	(27,102)	26,742
NET EARNINGS	$45,781	$45,840	$505	$(46,345)	$45,781

For the nine months ended June 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$38,510	$37,027	$1,874	$(38,901)	$38,510
Adjustments to reconcile net earnings to net cash flows used in operating activities	(44,813)	(149,738)	(27,333)	37,458	(184,426)
Net cash used in operating activities	(6,303)	(112,711)	(25,459)	(1,443)	(145,916)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,711)	(1,262)	(22)		(6,995)
Disposals of property and equipment			858		858
Distributions of contributed capital from investments in unconsolidated entities		698			698
Contributions to investments in unconsolidated entities		(8,460)			(8,460)
Contributions to investments in subsidiaries		(2,463)		2,463
Net cash (used in) provided by investing activities	(5,711)	(11,487)	836	2,463	(13,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and mortgage loans payable	832,073	323,189	20,094		1,175,356
Repayments of notes and mortgage loans payable	(223,064)	(710,427)	(62,664)		(996,155)
Debt issuance costs	(6,598)				(6,598)
Proceeds from issuance of common stock	712				712
Repurchases of common stock	(3,174)				(3,174)
Distributions to minority interests		127	(2,668)		(2,541)
Contributions from parent and guarantors			2,463	(2,463)
Distributions to parent and guarantors			(1,443)	1,443
Intercompany	(592,918)	525,778	67,140
Net cash provided by financing activities	7,031	138,667	22,922	(1,020)	167,600
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,983)	14,469	(1,701)	—	7,785
CASH AND CASH EQUIVALENTS— Beginning of period	6,875	9,786	4,799		21,460
CASH AND CASH EQUIVALENTS— End of period	$1,892	$24,255	$3,098		$29,245

RECONCILIATION TO CASH AND CASH EQUIVALENTS REPORTED ON THE CONSOLIDATED BALANCE SHEETS:
Homebuilding	$1,892	$24,255	$25		$26,172
Mortgage banking			3,073		3,073
TOTAL	$1,892	$24,255	$3,098		$29,245

For the nine months ended June 30, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$45,781	$45,840	$505	$(46,345)	$45,781
Adjustments to reconcile net earnings to net cash flows used in operating activities	(34,825)	(144,869)	(10,191)	46,345	(143,540)
Net cash provide by (used in) operating activities	10,956	(99,029)	(9,686)	—	(97,759)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(345)	(89)		(434)
Distributions of contributed capital from investments in unconsolidated entities		824			824
Contributions to investments in unconsolidated entities		(17,143)			(17,143)
Contributions to investments in subsidiaries		(2,804)		2,804
Net cash used in investing activities		(19,468)	(89)	2,804	(16,753)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and mortgage loans payable		742,032	13,454		755,486
Repayments of notes and mortgage loans payable	(85)	(598,601)	(12,250)		(610,936)
Proceeds from issuance of common stock	4,012				4,012
Repurchases of common stock	(1,711)				(1,711)
Contributions from minority interests			4,000		4,000
Distributions to minority interests		(19,799)			(19,799)
Contributions from parent and guarantors			2,804	(2,804)
Intercompany	(2,168)	(2,594)	4,762
Net cash provided by financing activities	48	121,038	12,770	(2,804)	131,052
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,004	2,541	2,995	—	16,540
CASH AND CASH EQUIVALENTS— Beginning of period	3,227	2,829	1,600		7,656
CASH AND CASH EQUIVALENTS— End of period	$14,231	$5,370	$4,595		$24,196

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

Recent Trends

Over the last six months, the national business environment for the homebuilding industry has become more challenging than in recent years, primarily due to increasing interest rates, concerns about home affordability, more rigorous underwriting standards for mortgage loans, and increased levels of homes for sale on the market that are generally taking longer to sell. Many view the current homebuilding environment and the anticipated changes as a return to a more normalized homebuilding marketplace, which may continue to show erosion of home sales and profitability through the next year. The changing marketplace has been amplified in the coastal markets and Las Vegas, as some of these recently hot markets have given back a portion of their recent gains. Many of our competitors have reacted to these concerns with greater utilization of a wide assortment of incentives. We have increased the use of incentives in many of our markets and have also remained focused on product development to meet an expectation of a shifting demand to smaller more affordable homes and more attached product in several of our markets. We continually review our land acquisition criteria and our land purchase agreements and option contracts and will renegotiate with sellers when advantageous or necessary to do so. We believe that our company’s history and geographic diversification will continue to benefit us as the homebuilding industry transitions through a changing environment.

Recent Events

In March 2006, we decided to exit the Cleveland market. As of June 30, 2006, the carrying value of inventory located in the Cleveland market has been reduced by $3.2 million to its estimated realizable value under our exit plans. Our decision to exit the Cleveland market reflects our perception regarding local market conditions currently and in the foreseeable future. We intend to wind down operations over the next several months with the objective of completing all construction and sales activities by December 31, 2006. We believe our exit from the Cleveland market will not have a material adverse impact on our financial condition or results of operations.

Results of Operations and Other Data

The following table presents selected statement of operations and other data for the three and nine month periods ended June 30, 2006 and 2005:

	Three months ended		2006	Nine months ended		2006
	June 30,		vs.		June 30,	vs.
(Dollars in thousands)	2006	2005	2005	2006	2005	2005
Statement of operations data:
Total homebuilding revenues	$310,552	$296,865	4.6%	$764,913	$701,626	9.0%
Cost of sales of residential units and land	257,639	219,216	17.5%	607,119	533,181	13.9%
Gross homebuilding profit	52,913	77,649	(31.9)%	157,794	168,445	(6.3)%
Homebuilding operating expenses	35,657	36,543	(2.4)%	100,307	95,191	5.4%
Equity in income (loss) of unconsolidated entities	369	(117)	—	899	2,778	(67.6)%
Minority interests in net losses (earnings) of consolidated partnerships	18	(1,465)	—	216	(3,389)	—
Homebuilding earnings before income taxes	17,643	39,524	(55.4)%	58,602	72,643	(19.3)%
Mortgage banking earnings (losses) before income taxes	1,135	356	218.8%	1,850	(120)	—
Earnings before income taxes	18,778	39,880	(52.9)%	60,452	72,523	(16.6)%
Provision for income taxes	6,813	14,697	(53.6)%	21,942	26,742	(17.9)%
Net earnings	$11,965	$25,183	(52.5)%	$38,510	$45,781	(15.9)%

Other financial data:
Interest incurred(1)	$14,878	$12,318	20.8%	$36,165	$28,872	25.3%
Depreciation	229	192	19.3%	628	656	(4.3)%
EBITDA(2)	28,453	47,557	(40.2)%	81,675	90,583	(9.8)%
Gross homebuilding profit margin(3)	17.0%	26.2%	—	20.6%	24.0%	—

Other data:
Net new home orders (units)(4)	942	1,016	(7.3)%	2,726	2,867	(4.9)%
Homes delivered (units)	1,109	942	17.7%	2,679	2,412	11.1%
Average sales price of homes delivered	$273	$291	(6.2)%	$278	$279	(0.4)%
Backlog at end of period (units)(5)	1,517	2,103	(27.9)%	1,517	2,103	(27.9)%
Backlog at end of period (contract value)(5)	$413,749	$629,862	(34.3)%	$413,749	$629,862	(34.3)%

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
Net earnings	$11,965	$25,183	$38,510	$45,781
Provision for income taxes	6,813	14,697	21,942	26,742
Interest expense in cost of sales	9,445	7,483	20,588	17,368
Interest expense in mortgage banking operations	1	2	7	36
Depreciation and amortization(a)	229	192	628	656
EBITDA	$28,453	$47,557	$81,675	$90,583

(a) For the periods shown, amortization was $0.

(3)             Represents gross homebuilding profit divided by total homebuilding revenues.

(4)             Net new home orders represents the number of new sales contracts executed with customers, net of sales contract cancellations.

(5)             Backlog represents homes under sales contracts but not yet delivered at the end of the period.

The following table presents information concerning our revenues from the sales of residential units and land, average sales price of homes, homes delivered, net new home orders, backlog units and backlog contract value by region:

Three Months Ended June 30, (Dollars in thousands)	Sales of residential units and land	Average sales price of homes	Homes delivered	Net new home orders(1)	Backlog (units) at period end(2)	Backlog (contract value) at period end(2)
2006
Florida	$28,133	$251	112	69	155	$46,540
Midwest	76,632	349	215	146	314	111,898
Nevada	44,603	405	110	111	159	63,245
Pacific Coast	71,104	453	157	127	140	62,265
Texas	89,281	164	515	489	749	129,801
Total	$309,753	$273	1,109	942	1,517	$413,749
2005
Florida	$20,355	$226	90	94	451	$104,993
Midwest	64,608	386	162	196	378	145,698
Nevada	53,399	388	102	123	167	64,261
Pacific Coast	88,919	408	218	253	528	219,663
Texas	68,356	170	370	350	579	95,247
Total	$295,637	$291	942	1,016	2,103	$629,862

Nine Months Ended June 30, (Dollars in thousands)	Sales of residential units and land	Average sales price of homes	Homes delivered	Net new home orders(1)	Backlog (units) at period end(2)	Backlog (contract value) at period end(2)
2006
Florida	$72,917	$239	305	196	155	$46,540
Midwest	159,401	364	427	486	314	111,898
Nevada	104,993	396	265	312	159	63,245
Pacific Coast	214,818	455	472	328	140	62,265
Texas	210,344	163	1,210	1,404	749	129,801
Total	$762,473	$278	2,679	2,726	1,517	$413,749
2005
Florida	$65,499	$239	274	305	451	$104,993
Midwest	173,496	371	461	453	378	145,698
Nevada	117,514	345	289	252	167	64,261
Pacific Coast	177,052	399	444	740	528	219,663
Texas	165,671	169	944	1,117	579	95,247
Total	$699,232	$279	2,412	2,867	2,103	$629,862

(1)      Net new home orders represent the number of new sales contracts executed with customers, net of sales contract cancellations.

(2)      Backlog represents homes under sales contracts but not yet delivered at the end of the period.

Homebuilding revenues.   Homebuilding revenues increased 4.6% to $310.6 million for the three month period ended June 30, 2006 from $296.9 million for the three month period ended June 30, 2005. The increase was primarily due to a 17.7% increase in the number of new home deliveries offset by a 6.2% decrease in the average sales price of homes delivered during the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005. Land sales revenue was $6.6 million for the three month period ended June 30, 2006 compared to $21.3 million for the three month period ended June 30, 2005.

Homebuilding revenues for the three month period ended June 30, 2006 benefited from an increase in the number of homes delivered in our Florida, Midwest and Texas regions. The decline in average sales price in the Midwest and Texas regions partially offset the increase in home deliveries for the three month period ended June 30, 2006. Home deliveries in our Pacific Coast region decreased by 28% during the three month period ended June 30, 2006 as compared to 2005 due to a lower backlog at the beginning of the period and a sluggish sales environment. The Nevada region’s homebuilding revenue for the three months ended June 30, 2005 includes $13.8 million of revenue related to an opportunistic land sale, whereas, there were no land sales in the Nevada region during the three month period ended June 30, 2006.

Homebuilding revenues increased 9.0% to $764.9 million for the nine month period ended June 30, 2006 from $701.6 million for the nine month period ended June 30, 2005. The increase was primarily due to a 11.1% increase in the number of new home deliveries offset by a slight decrease in the average sales price of homes delivered during the nine month period ended June 30, 2006 as compared to the nine month period ended June 30, 2005. Land sales revenue for the nine month period ended June 30, 2006 decreased to $17.1 million from $26.8 million for the nine month period ended June 30, 2005.

Homebuilding revenues for the nine month period ended June 30, 2006 benefited from an increase in the number of homes delivered in our Florida, Pacific Coast and Texas regions, partially offset by a decrease in the number of homes delivered in our Midwest and Nevada regions. An increase in the average sales price of homes delivered in our Nevada and Pacific Coast regions also contributed to the increased revenues for the nine month period ended June 30, 2006 as compared to 2005. The Nevada region’s homebuilding revenue for the nine months ended June 30, 2005 includes $18.0 million of revenue related to land sales, whereas, there were no land sales in the Nevada region during the nine month period ended June 30, 2006.

Home sales and backlog.   Net new home orders for the three month period ended June 30, 2006 were 942, a 7.3% decrease from 1,016 net new home orders for the three month period ended June 30, 2005. Net new home orders for the nine month period ended June 30, 2006 were 2,726, a 4.9% decrease from 2,867 net new home orders for the nine month period ended June 30, 2005.

During the three and nine month periods ended June 30, 2006, net new home orders in our Florida region decreased by 26.6% and 35.7%, respectively, and net new home orders in the Pacific Coast region decreased by 49.8% and 55.7%, respectively. These decreases are the result of both weakened customer demand and increased levels of homes for sale on the market that are generally taking longer to sell. This changing marketplace is resulting in the increased utilization and magnitude of sales incentives to remain competitive within the homebuilding industry.  During the three and nine month periods ended June 30, 2006, net new home orders in our Texas region increased 39.7% and 25.7%, respectively. During the three and nine month periods ended June 30, 2006, net new home orders in our Midwest region decreased by 25.5% and increased by 7.3%, respectively, and net new home orders in our Nevada region decreased by 9.8% and increased by 23.8%, respectively.

At June 30, 2006, the contract value of our backlog was $413.7 million, as compared to $629.9 million at June 30, 2005. At June 30, 2006, the average sales price per home in backlog was $273,000, down $27,000, or 9.0%, over the average sales price per home in backlog of $300,000 at June 30, 2005. The reduction in backlog units reflects the current market conditions in our Florida and Pacific Coast regions partially offset by increased sales in our Texas region.

Gross homebuilding profit margin.   Gross homebuilding profit margin decreased to 17.0% for the three month period ended June 30, 2006, compared to 26.2% for the three month period ended June 30, 2005. The gross profit decrease reflects a reduction in the homebuilding gross profit margin across all of our regions. Although gross margins in the Nevada and Pacific Coast remain above our average gross profit margin on a consolidated basis, the gross margin in these regions has decreased significantly in 2006 as a result of sales price pressure and increased construction costs and land prices. During the three month period ended June 30, 2006, the Nevada and Pacific Coast regions contributed 37% of the total homebuilding revenues and 60% of the total homebuilding gross profit. During the three month periods ended June 30, 2005, these two regions contributed 48% of the total homebuilding revenues and 72% of the total homebuilding gross profit.

Gross homebuilding profit margin decreased to 20.6% for the nine month period ended June 30, 2006, compared to 24.0% for the nine month period ended June 30, 2005. The gross profit decrease reflects a reduction in the homebuilding gross profit margin in the Midwest, Nevada and Pacific Coast regions. Included within our gross profit is a charge related to our decision to exit the Cleveland market. Although gross margins in the Nevada and Pacific Coast regions remain above our average gross profit margin on a consolidated basis, the gross margin in these regions has decreased significantly in 2006 as a result of sales price pressure and increased construction costs and land prices. During the nine month period ended June 30, 2006, the Nevada and Pacific Coast regions contributed 42% of the total homebuilding revenues and 65% of the total homebuilding gross profit. During the nine month period ended June 30, 2005, the Nevada and Pacific Coast regions contributed 42% of the total homebuilding revenues and 67% of the total homebuilding gross profit.

Homebuilding operating expenses.   Homebuilding operating expenses, which consist of all homebuilding expenses other than cost of sales, decreased 2.4% to $35.7 million for the three month period ended June 30, 2006 from $36.5 million for the three month period ended June 30, 2005. Homebuilding operating expenses increased 5.4% to $100.3 million for the nine month period ended June 30, 2006 from $95.2 million for the nine month period ended June 30, 2005.

During the three and nine month periods ended June 30, 2005, we recorded $5.1 million and $9.0 million of compensation expense related to certain stock options granted that were considered to be variable awards. We have since amended our equity-based compensation agreements to amend the terms that resulted in variable accounting treatment. The increase for the nine month period ended June 30, 2006 is primarily due to increased personnel costs and the increased utilization of outside real estate brokers to sell our homes.

Homebuilding operating expenses were 11.5% and 12.3% of total homebuilding revenue for the three month periods ended June 30, 2006 and 2005 and homebuilding operating expenses were 13.1% and 13.6% of total homebuilding revenue for the nine month periods ended June 30, 2006 and 2005, respectively.

Net mortgage operations.   Mortgage banking earnings before taxes increased to $1.1 million for the three month period ended June 30, 2006, compared to $0.4 million for the three month period ended June 30, 2005. Mortgage banking earnings before taxes increased to $1.9 million for the nine month period ended June 30, 2006, compared to a loss of $0.1 million for the nine month period ended June 30, 2005. The increase in earnings for the three and nine month periods ended June 30, 2006 was due to increased mortgage volume and reduced operating costs.

Income taxes.   We recorded income tax expense of $6.8 million and $14.7 million for the three month periods ended June 30, 2006 and 2005 and income tax expense of $21.9 million and $26.7 million for the nine month periods ended June 30, 2006 and 2005, respectively. Our consolidated effective tax rates were 36.3% and 36.9% for the three and nine months ended June 30, 2006 and 2005.

Net earnings.   As a result of the above factors, our net earnings decreased 52.5% to $12.0 million for the three month period ended June 30, 2006 from $25.2 million for the three month period ended June 30, 2005. Our net earnings for the nine month period ended June 30, 2006 decreased 15.9% to $38.5 million from $45.8 million for the nine month period ended June 30, 2005.

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

Operating cash flow activities

In the nine months ended June 30, 2006, cash flows used in operating activities totaled $145.9 million, compared to cash flows used in operating activities of $97.8 million in the same period last year. The decrease in operating cash flows consisted primarily of an increase in inventories, resulting from land purchases, lot development and home construction, and the change in other operating assets and liabilities, including receivables, deferred expenses and other assets, accounts payable and accrued expenses and income taxes payable.

Investing cash flow activities

Cash flows used in investing activities totaled $13.9 million in the nine months ended June 30, 2006, compared to cash flows used in investing activities of $16.8 million in the same period last year. The decrease in cash flows used in investing activities was primarily due to a reduction in the cash contributed and advanced to unconsolidated entities, partially offset by the purchase of a building to be used as our new principal executive office.

Financing cash flow activities

Cash flows provided by financing activities totaled $167.6 million in the nine months ended June 30, 2006, compared to $131.1 million in the same period last year. Net borrowings of $179.2 million were used to increase our investment in inventory, to purchase our new principal executive office and to fund our construction operations.

In December 2005, we issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually beginning June 2006. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. We may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2008, we may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior unsecured credit facility. All of the our wholly owned subsidiaries, other than our mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior unsecured credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that could restrict our ability and that of our restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of our assets.

On April 13, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission (the “Commission”) relating to an offer to exchange the notes for an issue of registered notes with terms substantially identical to the notes. On May 4, 2006, the Commission declared our amended registration statement effective, and we offered the exchange notes in return for the notes during the exchange offer period. The exchange offer expired at 5:00 p.m., New York City time, on Monday, June 5, 2006. All outstanding senior subordinated notes, in the aggregate principal amount of $203 million, were tendered and exchanged.

In December 2005, we entered into a new senior unsecured credit facility to finance our business operations. Proceeds of the new credit facility were used to retire our existing senior secured revolving credit facilities and substantially all of our other senior secured credit facilities. The credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. We have the right, without the consent of our lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior unsecured credit facility to exceed $700 million. The applicable borrowing base will be determined regularly throughout the life of the facility. The composition of the borrowing base will be limited to parameters set forth in the credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) will be removed from the borrowing base if held beyond specified maturity dates. Borrowings under the credit facility will generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon our senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the facility and is payable quarterly in arrears. As of June 30, 2006, we had $404 million of borrowings under the credit facility at an effective rate of 6.83% and, after giving effect to the borrowing base limitation, had additional availability of $95 million. Our obligations under the senior unsecured credit facility are guaranteed by all of our wholly-owned subsidiaries, other than our mortgage subsidiary, and are subject to a number of customary financial and operating covenants, including covenants requiring us to: maintain a minimum tangible net worth of at least $225 million plus 50% of positive net income as earned subsequent to September 30, 2005; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.50x; maintain a ratio of total debt to adjusted tangible net worth not in excess of 2.0x (decreasing to 1.75x as of March 31, 2007); maintain an interest coverage ratio of no less than 2.25x; and limit the number of speculative housing units owned by us, excluding foundations, as of the end of any fiscal quarter to a maximum of 30% of our housing unit closings during the previous 12-month period; and limit the number of speculative housing units in any building region, excluding foundations, as of the end of any fiscal quarter to a maximum of 35% of our housing unit closings in such region during the previous 12-month period. In addition to these covenants, the credit facility includes restrictions upon debt and investments which permit: subordinated debt up to $300 million; other unsecured debt up to $25 million; secured debt up to 25% of tangible net worth; guarantees of minority-owned joint venture debt up to 35% of adjusted tangible net worth; and investments in minority-owned joint ventures up to 30% of tangible net worth. For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of our outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment). As of and during the three and nine months ended June 30, 2006, we were in compliance with the covenants of this facility.

In addition to the senior unsecured credit facility, we are party to senior secured project specific acquisition, development and construction loans with an aggregate amount outstanding as of June 30, 2006 of $48.3 million. These loans bear interest at floating rates ranging from the prime rate to the prime rate plus 1%, with maturities generally tied to the sale of the underlying inventory.

We are party to unsecured loan agreements that fund our operations on an ongoing basis. In addition, KH Financial, L.P., our wholly owned mortgage subsidiary, is party to a $5.0 million warehouse line of credit, used to fund its mortgage origination operations. This facility bears interest at a floating rate equal to LIBOR plus 1.75%, and as of June 30, 2006, there were no amounts outstanding under the warehouse facility.

We are also party to a $100 million flexible early purchase facility agreement which allows us to sell qualifying mortgage loans to the holder of the flexible early purchase facility after such loans have been originated subject to our obligation to sell the loan to an investor in the secondary market. At June 30, 2006, approximately $47 million of the facility was in use.

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

The following summarizes our aggregate contractual commitments at June 30, 2006:

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable(1)	$892,434	$51,953	$148,618	$459,568	$232,295
Operating leases	11,456	2,421	5,021	3,000	1,014
Purchase obligations(2)	47,631	5,776	41,855
Total	$951,521	$60,150	$195,494	$462,568	$233,309

(1)             Includes our senior subordinated notes due 2012, our senior unsecured credit facility, other homebuilding debt and mortgage loans relating to our mortgage banking operations, and related interest payments for the life of the debt. Interest on variable rate obligations is based on rates effective as of June 30, 2006.

(2)             Represents obligations under land option agreements and purchase contracts with specific performance provisions, net of cash deposits.

Under the terms of our stock option agreements, we may be required to purchase shares of our common stock at fair market value, including shares issuable under outstanding options or deferred stock units, from our directors and certain of our executive officers and other key employees, in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation. As of June 30, 2006, our aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, is approximately $64 million in the event that all of these obligations were triggered. Included within the $64 million repurchase obligation, as part of a separation agreement with a former executive officer, we have agreed to repurchase 77,000 shares of our common stock at the fair market value of approximately $8.9 million, with payment in full by January 31, 2007.

We are contingently liable to banks and financial institutions for approximately $49 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land purchase contracts. Approximately $3 million of the outstanding letters of credit have been issued by a wholly owned subsidiary. We do not believe that any of these letters of credit or bonds are likely to be drawn upon. At June 30, 2006, we had committed to fund approximately $39 million in mortgage loans to homebuyers. We have entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

Land and Lot Position and Homes in Inventory

At June 30, 2006, we owned and controlled 30,717 lots, approximately 47% of which were pursuant to option agreements and purchase contracts. The following is a summary of our land/lot position:

At June 30,
2006
Finished lots owned	5,381
Lots under development owned	10,962
Total lots owned	16,343
Lots controlled under option agreements and purchase contracts(1)	14,374
Total land/lots controlled	30,717

(1)             Includes 2,518 lots included in inventory not owned which were consolidated under the accounting guidance of FIN 46R and 1,777 lots that we expect to purchase from unconsolidated entities in which we have an investment as an equity member.

Off-Balance Sheet Arrangements

Our primary use of off-balance sheet arrangements is to secure desirable lots on which to build homes in a manner that we believe reduces the overall risk to us. Our off-balance sheet arrangements relating to our homebuilding operations include land option agreements and purchase contracts and joint ventures.

Land option agreements and purchase contracts

In the ordinary course of business, we enter into option agreements and purchase contracts to secure land for the construction of homes. These agreements generally require us to pay a deposit to the seller as consideration for the right to acquire land during a specified period, usually at predetermined prices. Some of these option agreements and purchase contracts contain specific performance clauses, which require us to purchase the land upon satisfaction of certain requirements by both us and the sellers. Otherwise, our liabilities under option agreements and purchase contracts are generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. Below is a summary of the aggregate exercise price of all option agreements and purchase contracts as of June 30, 2006:

(Dollars in thousands)	Aggregate exercise price of options(1)
Option agreements and purchase contracts with specific performance	$5,776
Options agreements and purchase contracts without specific performance(2)	544,328
Total option agreements and purchase contracts	$550,104

(1)    Excludes $80.6 million related to inventory not owned included on our condensed consolidated balance sheet at an initial fair value of $70.4 million.

(2)    Includes $165 million related to purchases from joint ventures in which we have an investment balance of approximately $33 million as of June 30, 2006. These investments are recorded in investments in and advances to unconsolidated entities on our condensed consolidated balance sheets.

We expect to exercise all of our option agreements and purchase contracts with specific performance obligations and, subject to market conditions, substantially all of our option agreements and purchase contracts without specific performance obligations.

Investments in and advances to unconsolidated entities

Investments in and advances to unconsolidated entities represent our ownership interest in entities accounted for under the equity method when we hold less than a controlling interest in the entity or we are not the primary beneficiary in a variable interest entity (“VIE”) as defined by FIN 46R. In instances where we expect to purchase land from the unconsolidated entity, our share of the unconsolidated entity’s earnings is deferred until homes related to the lots purchased are delivered and title passes to a homebuyer. Our partners generally are unrelated homebuilders, land sellers or other real estate entities.

In the ordinary course of business, we periodically enter into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, with our interest in these entities ranging from 6% to 49%. We account for our interest in these joint ventures under the equity method, and our condensed consolidated balance sheets include investments in joint ventures totaling $45.5 million and $37.0 million at June 30, 2006 and September 30, 2005, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At June 30, 2006 and September 30, 2005, our unconsolidated joint ventures had outstanding third-party borrowings of $838 million and $803 million, respectively. From time to time we issue repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require us to repay debt of the joint venture in the event of a payment default, in the case of the repayment guarantees, or in the event that the debt of the joint venture exceeds the value of the property securing the debt, in the case of the loan-to-value maintenance guarantees. At June 30, 2006 and September 30, 2005, we had guarantees of $69.7 million and $67.6 million, respectively, related to the indebtedness of these joint ventures.

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

Backlog

Our sales contracts require cash deposits in line with respective market practices and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered “backlog.” We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract; however, these homes are excluded from backlog until a sales contract is signed. At June 30, 2006, 8% of the number of homes in inventory consisted of completed homes without sales contracts. At September 30, 2005, 7% of the number of homes in inventory consisted of completed homes without sales contracts. Our cancellation rates for the three month periods ended June 30, 2006 and 2005 were 30% and 25%, respectively. Our cancellation rates for the nine month periods ended June 30, 2006 and 2005 were 28% and 23%, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not enter into or hold derivatives for trading or speculative purposes. As of June 30, 2006, we had a total of $443 million of floating rate debt outstanding, including our senior unsecured credit facility and other facilities. Borrowings under these facilities generally bear interest based on applicable margin plus LIBOR or an alternate base rate. As of June 30, 2006, we were not a party to any interest rate swap agreements. Holding our variable rate debt balances constant as of June 30, 2006, each one percentage point increase in interest rates would result in an increase in interest incurred for the next twelve month period of approximately $4.4 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during the twelve month period ended June 30, 2006 would have resulted in an increase in interest incurred of approximately $4.4 million.

Item 4.     Controls and Procedures.

Disclosure controls and procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KIMBALL HILL, INC.
Registrant

Dated August 11, 2006	/s/ DAVID K. HILL
David K. Hill
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated August 11, 2006	/s/ EUGENE K. ROWEHL
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