Form 10-K
period 2006-09-30
Kimball Hill, Inc.
filed 2006-12-21
CIK 1357062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 333-133278

KIMBALL HILL, INC.

(Exact name of Registrant as specified in its charter)

Illinois	36-2177380
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
5999 New Wilke Road, Suite 504 Rolling Meadows, Illinois	60008
(Address of principal executive offices)	(Zip code)

(847) 364-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes   ☒  No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☒  Yes   ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒  Yes   ☐  No

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
☐  Yes   ☒  No

As of March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of December 15, 2006, there were 4,544,861 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

KIMBALL HILL, INC. AND SUBSIDIARIES

FORM 10-K

Certain statements included in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our current expectations or forecasts of future events, and no assurance can be given that the results described in this report will be achieved. You can identify these forward-looking statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy”, or other words and terms of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to known or unknown risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described in Item 1, “Business”, Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. We do not undertake any obligation or duty to update forward-looking statements.

PART I

Item 1.                        Business

Our company

We are one of the largest privately-owned homebuilders and one of the 30 largest homebuilders in the United States, as measured by home deliveries and revenues. We design, build and market single-family detached, single-family attached and multi-family homes. Since we were founded in 1969, we have delivered over 44,000 homes to a broad range of customers, including first-time buyers and first- and second-time move-up buyers. Throughout this period, we have grown our business organically and operate within 17 markets, including Chicago, Dallas, Ft. Worth, Houston, Las Vegas, Sacramento and Tampa, in five regions: Florida, the Midwest, Nevada, the Pacific Coast and Texas. Markets in which we operate represent five of the top ten and 11 of the top 30 residential housing markets in the United States based upon 2005 single-family housing new construction permits as measured by the United States Census Bureau.

Our history

We were founded in 1969 by David K. Hill in Rolling Meadows, Illinois, where we remain headquartered. David Hill’s father, D. Kimball Hill, started building homes in 1939 and grew the business in the post- World War II era to help his fellow veterans find the affordable, quality housing they needed. His vision is largely responsible for building the city of Rolling Meadows. David Hill began building Kimball Hill Homes upon the same solid foundation of value and caring that his father utilized. David Hill remains our Chairman and Chief Executive Officer and, together with members of his immediate family, beneficially owns approximately 69% of our common stock. Kimball Hill, Inc. was incorporated in Illinois in 1950.

Until 1989, our operations were focused exclusively within the Chicago market. Since then, we have organically expanded our operations into additional markets within the Midwest as well as markets in four other regions: Florida, Nevada, the Pacific Coast and Texas. We established operations in Houston, TX in 1989, followed by:

•       Portland, OR, Sacramento, CA, Stockton, CA and Vancouver, WA in 1995;

•       Austin, TX, Cleveland, OH and Las Vegas, NV in 1996;

•       Dallas, TX, Ft. Myers, FL, Ft. Worth, TX, Naples, FL, Sarasota, FL and Tampa, FL in 1997;

•       Milwaukee, WI in 2000; and

•       San Antonio, TX in 2003.

In March 2006, we decided to exit the Cleveland market based on our perception regarding local market conditions currently and in the foreseeable future. We have been winding down operations with the objective of completing all construction and sales activities during our second fiscal quarter of 2007.

Our geographic diversification has been gradual and exclusively from de novo start-ups. This expansion has resulted in increases in our total homebuilding revenues and homes delivered from $199.8 million and 1,386 units, respectively, in fiscal 1996 to $1,163.8 million and 4,079 units, respectively, in fiscal 2006. In addition, as we have expanded our operations geographically, we have strengthened both the quality and depth of our management team.

Financial information about segments

We aggregate our homebuilding operations into five reportable homebuilding segments and our mortgage banking operations into one reportable segment. Our homebuilding segments are engaged in the acquisition and development of land, and construction and sale of residential homes. Our mortgage banking segment originates mortgages, which are sold to third parties.

The five reportable homebuilding segments include operations in the following geographical regions:

Florida

Midwest: Illinois, Ohio and Wisconsin

Nevada

Pacific Coast: California, Oregon and Washington

Texas

Financial information regarding our homebuilding and mortgage banking segments is included in note 14 to our consolidated financial statements, included herein.

Our business strategy

We continue to find the long-term fundamentals and growth opportunities within the domestic homebuilding industry attractive. We have well-established homebuilding operations in many of the most active housing markets in the United States. We believe the long-term demographic trends of the markets in which we compete are favorable and will help drive and support our long-term growth. We believe that our variety of products, broad customer base and geographic diversity will reduce the impact of cyclical downturns and provide for long-term growth potential. We believe the experience and depth of our senior management team enables us to quickly evaluate and capitalize on market opportunities and to adjust to changing national, regional and local business conditions.

Over the past year, market conditions for new home sales became considerably more difficult than had been experienced over the past decade. Both the breadth and pace of market deterioration have been greater than anticipated, given the relatively strong broader economic backdrop. Given these significant market changes and uncertainty about the timing and pace of any recovery, we have adopted a strategy to manage our business through the current market downturn. Our strategy focuses on balance sheet management, and includes:

•       using free cash flow to reduce our debt and interest costs, and to maximize our liquidity;

•       tailoring our product offerings and option packages to address affordability constraints;

•       increasing efforts to pre-sell homes before construction begins;

•       renegotiating with vendors and subcontractors to manage our construction costs;

•       sizing our operating structure to match our perception regarding market conditions currently and into the foreseeable future;

•       tightening land acquisition criteria and working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices; and

•       potentially selling lots to generate cash and reduce our overall land holdings.

Our markets and products

We compete in the approximately $380 billion domestic market for new homes. The new home industry is cyclical and has experienced considerable deterioration after several years of significant growth in terms of unit sales, housing permits and average base sales price. We believe the recent deterioration is the result of home affordability constraints, increased competition from both new homes and the resale of existing homes and decreasing consumer sentiment as prospective home buyers are concerned about future price reductions. Over the long-term, we believe our markets will benefit from continued population growth, household formation, population shifts, low mortgage rates coupled with tax incentives for homeowners and a relatively stable economy.

Our management team evaluates a number of factors when we determine which markets to enter, including supply/demand characteristics, raw land availability, population and job growth, area employers, competition, climate, customer profile, legal environment, housing starts and regional raw material costs. Once in a market, our management team periodically evaluates local market conditions using these same factors to determine whether to modify our strategy within such market or to exit the market altogether.

Eleven of the metropolitan areas in which we compete (consisting of 12 of our markets) are among the 30 most active homebuilding markets in the United States (as well as five of the top ten), as measured by the number of building permits issued for single-family houses.

2005 top metropolitan areas by single-family permits(1)
1. Atlanta	61,600
2. Phoenix	60,900
3. Houston	51,200
4. Riverside/San Bernardino	45,500
5. Chicago	37,500
6. Dallas	31,700
7. Las Vegas	30,500
8. Tampa/St. Petersburg	27,600
9. Orlando	26,800
10. Washington DC	25,900
11. Miami/Fort Lauderdale	22,200
12. Ft. Myers/Cape Coral	22,200
13. New York	21,400
14. Charlotte	19,200
15. Jacksonville	18,600
16. Seattle	18,300
17. Ft. Worth/Arlington	17,800
18. Denver	17,800
19. Austin/Round Rock	17,300
20. Minneapolis/St. Paul	17,100
21. Los Angeles/Long Beach	16,600
22. Sacramento	16,400
23. Philadelphia	15,000
24. San Antonio	14,700
25. Nashville	14,100
26. Raleigh	14,000
27. Detroit	13,600
28. St. Louis	13,400
29. Portland/Vancouver(2)	12,800
30. Indianapolis	12,500

Source: United States Census Bureau

(1)     Our markets are included in bold.

(2)     We consider this metropolitan area to be two separate markets.

The strong local market knowledge of our local managers allows us to tailor our homes to the demands of each market in which we operate. This enables us to target customers through a wide array of home products such as single-family attached, single-family detached and multi-family homes with mixed price points depending on customer desires and local market conditions. During fiscal 2006, the average sales price of homes delivered was $277,100. Base sales prices for actively selling projects in fiscal 2006 ranged from $100,000 to $870,000.

While offering a wide variety of products, we have focused on, and will continue to focus on, our historical customer base, which includes first-time buyers, and first- and second-time move up buyers. We also will continue to adjust our offering mix to include markets outside of our present markets but will do so only when the dynamics of a particular market meet our exacting specifications for new market entry.

Since 1989, we have expanded from Chicago to 16 additional markets across nine states located in the following five geographic regions.

Florida	Midwest	Nevada	Pacific Coast	Texas
Ft. Myers	Chicago, IL	Las Vegas	Portland, OR	Austin
Naples	Cleveland, OH(a)		Sacramento, CA	Dallas
Sarasota	Milwaukee, WI		Stockton, CA	Ft. Worth
Tampa			Vancouver, WA	Houston
San Antonio

(a)     In March 2006, we decided to exit the Cleveland market based on our perception regarding local market conditions currently and in the foreseeable future. We have been winding down operations with the objective of completing all construction and sales activities during our second fiscal quarter of 2007. We believe our exit from the Cleveland market will not have a material adverse impact on our future operating results.

The following table includes key metrics for our 17 markets within our five geographic regions:

	Florida	Midwest	Nevada	Pacific Coast	Texas	Total	United States
Market information:
Annual single-family building permits:
2001	33,300	41,300	21,900	29,400	87,000	212,900	1,235,600
2002	35,800	43,500	22,100	33,700	94,500	229,600	1,332,600
2003	41,100	46,300	27,400	35,700	106,300	256,800	1,460,900
2004	53,200	46,400	31,700	36,000	120,200	287,500	1,613,400
2005	65,300	46,700	30,500	34,900	132,700	310,100	1,682,000
CAGR (2001-2005)	18.1%	3.2%	7.4%	4.0%	9.0%	8.7%	7.0%
Population data:
2004 population	4,050,000	13,040,000	1,649,000	4,726,000	14,136,000	37,601,000	293,700,000
2005 population	4,173,000	13,082,000	1,711,000	4,802,000	14,442,000	38,210,000	296,400,000
2005 population growth rate	3.0%	0.3%	3.8%	1.6%	2.2%	1.6%	0.9%
Kimball Hill information:
2006 sales of residential units and land	$112,348	$263,719	$171,119	$289,913	$323,581	$1,160,680	—
% of Kimball Hill sales of residential units and land	9.7%	22.7%	14.7%	25.0%	27.9%	100.0%	—
Backlog units at 9/30/06	73	159	45	80	401	758	—
% of Kimball Hill total backlog units	9.6%	21.0%	5.9%	10.6%	52.9%	100.0%	—
Average sales price	$249,700	$361,600	$393,400	$448,100	$164,700	$277,100	—

Source: United States Census Bureau

Land acquisition and development

As of September 30, 2006, we owned and controlled 25,256 lots (15,596 of which we owned and 9,660 of which we controlled under option agreements and purchase contracts). Given the recent market deterioration and uncertainty about the timing and pace of any recovery, we have tightened our land acquisition criteria and are working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices. To further match our land investment to the market conditions currently and into the foreseeable future, we are considering selling land to other homebuilders, land developers or investors.

We have established land departments in each of our markets that identify, acquire and develop lot positions. Our approach to controlling and acquiring new land positions is a structured process initiated by local land departments in conjunction with tiered corporate approval.

We acquire land based upon a variety of factors, including:

•       desirability of location, including proximity to local traffic corridors and amenities, access to quality schools and aesthetic appeal;

•       management’s judgment as to the real estate market and economic trends, and our experience in particular markets;

•       financial review as to the feasibility of the proposed community, including projected profit margins and other financial measures;

•       suitability for development generally within a four-year time period from the beginning of the development process to the delivery of the last home;

•       the ability to secure governmental approvals and entitlements; and

•       the results of legal and environmental due diligence.

We obtain control of land through a variety of structures, including option agreements and purchase contracts or joint ventures. As of September 30, 2006, we had made $15.5 million in cash deposits, excluding $1.1 million of cash deposits related to inventory not owned included in our consolidated balance sheet, and $1.4 million in letter of credit deposits on real estate under option agreements and purchase contracts. We controlled 9,660 lots through option agreements and purchase contracts as of September 30, 2006, which represents 38% of our land supply.

Generally, we secure undeveloped land with option agreements and purchase contracts that allow us to defer the commitment to purchase until after all necessary zoning approvals and entitlements have been obtained. The term “entitlements” refers to development agreements, tentative maps or recorded plats, which in each case minimize the chance that we will be unable to obtain all required building permits during the development and construction process. Although we purchase larger or smaller parcels in some of our markets when local conditions and opportunities dictate, we generally seek to develop parcels with sizes sufficient to support a four year life cycle. Our largest homebuilding project is in the Midwest region on which we are developing land and currently intend to construct and sell approximately 1,100 homes over the next six years. We are further obligated to purchase additional land in this project, on which we intend to construct and sell an additional 1,500 homes, at various dates beginning in June 2009.

We conduct certain of our land development operations, including site planning and engineering as well as the construction of road, sewer, water, utilities, drainage, recreation facilities and other refinements, through subcontractors in each of our local markets. Our land development operations also include the establishment of design and marketing concepts for each project, including determining the range of sizes, styles and prices for the homes. We also determine street layout, individual lot size and layout and overall community design. The product line offered in each project depends upon many factors, including the existing housing in the area, the needs of the market and our lot costs.

Our principal focus is the construction and sale of single-family and for-sale multi-family residential housing. However, we sell residential lots or land to balance our overall investment in land or when we perceive an attractive market opportunity. Revenue from these sales was $30.5 million in fiscal 2006 and $33.4 million in fiscal 2005.

Construction operations

We are the general contractor for our communities and typically hire subcontractors on a community-by-community or reasonable geographic-proximity basis to complete construction at a fixed price. Occasionally, we enter into longer-term contracts with subcontractors and suppliers if we can obtain more favorable terms. Our construction managers and field superintendents coordinate and supervise the activities of subcontractors and suppliers, and subject this work to quality and cost controls while monitoring compliance with zoning and building codes. At September 30, 2006, we employed 329 construction and related customer service personnel.

We specify that quality, durable materials be used in the construction of our homes and we do not maintain significant inventories of construction materials, except for work-in-process materials for homes under construction. When possible, we negotiate price and volume discounts with manufacturers and suppliers to take advantage of production volume. Agreements with our vendors and subcontractors are generally entered into after a competitive bidding process. In connection with this competitive bidding process, we obtain information from prospective subcontractors and vendors with respect to their financial condition and overall abilities to perform. Prices for these goods and services may fluctuate due to various factors, including supply and demand shortages that may be beyond the control of our vendors. We believe that we have good relationships with our suppliers and subcontractors.

We generally build and sell homes in clusters or phases within our larger projects, which we believe creates efficiencies in land development and construction and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. Construction schedules may vary depending on the availability of labor, materials and supplies, product type, location and weather. Our homes are generally designed to promote efficient use of space and materials and to minimize construction costs and time.

Sales and marketing

We use advertising and other promotional activities, our website at www.kimballhillhomes.com, magazine and newspaper advertisements, brochures, direct mailings and the placement of strategically located signs in the immediate areas of our developments, to generate interest in new and existing communities.

We use furnished model homes to demonstrate the advantages of our home designs and various features to prospective homebuyers. We generally contract with interior and landscape designers to create an attractive model home with many built-in options for each product line within a project. We generally build between one and four model homes for each actively selling community, depending upon the number of homes to be built and the range of products to be offered within the project. As of September 30, 2006, we owned 140 model homes.

Our homes generally are sold by full-time, commissioned employees who typically work from a sales office located in one of our model homes. At September 30, 2006, we had 177 sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our operating policies and housing products. To achieve this goal, we train our sales associates and conduct periodic meetings to update them on sales techniques, competitive products in the area, financing availability, construction schedules, marketing and advertising plans and the available product lines, pricing, options and warranties offered. Our sales associates are licensed real estate agents where required by law. In most markets, independent brokers also sell our homes and are usually paid a sales commission based on the price of the home. Our sales professionals assist our customers in selecting upgrades or in adding available customization features to their homes. Given the current market deterioration and competitive conditions, we have increased our use of sales incentives to attract buyers.

Customer relations, quality control and warranty programs

We believe that positive customer relations and an adherence to stringent quality control standards are fundamental to our continued success. A Kimball Hill construction manager or project superintendent and a customer relations representative generally oversee compliance with quality control standards for each community. Our quality control team performs the following tasks:

•       oversees home construction;

•       supervises subcontractor and supplier performance;

•       reviews the progress of each home and conducts formal inspections as specific stages of construction are completed; and

•       updates buyers regularly on the progress of their homes.

We believe we differentiate ourselves from many of our competitors by offering our customers a two-year limited warranty on workmanship and building materials and a ten-year warranty with respect to structural defects. As subcontractors usually provide an indemnity and a certificate of insurance before beginning work, claims relating to faulty workmanship and materials are generally the responsibility of our subcontractors.

Financial and title services

We provide mortgage financing services to purchasers of our homes through our wholly-owned subsidiary, KH Financial, L.P. During fiscal 2006, we captured 60% of the available business from purchasers of our homes, originating $553 million of mortgage loans. The mortgage loans originated by KH Financial, L.P. are sold to third parties after origination.

We are party to a $100 million flexible early purchase facility agreement which allows us to sell qualifying loans to the holder of the flexible early purchase facility after such loans have been originated subject to our obligation to sell the loan to an investor in the secondary market. During the year ended September 30, 2006, $457 million of mortgage loans were sold to the holder of the flexible early purchase facility. At September 30, 2006, the facility held $56.6 million of loans sold by KH Financial, L.P. We are also party to a $5 million warehouse financing credit line for mortgages that do not qualify for sale under our early purchase facility. At September 30, 2006, there were no borrowings outstanding under our warehouse financing credit line.

We also provide title services to our customers through joint ventures with unaffiliated third parties. These joint ventures provide title insurance policies and examination and closing services to purchasers of our homes. We assume no underwriting risk associated with the title policies.

Employees

At September 30, 2006, we had approximately 926 full-time employees, including 284 in management and administration, 177 in sales and marketing, 73 in mortgage banking, 63 in land acquisition and development and 329 in construction and customer service operations. Our employees are not unionized, and we believe that we have good employee relationships.

Competition

The homebuilding industry is highly competitive and fragmented. We compete for sales of new homes in each of our markets with national, regional and local homebuilders. We also face competition from existing home resales and, to a lesser extent, condominiums and rental housing. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. The recent market deterioration has increased the competitive use of sales incentives to generate new home orders, thereby placing additional pressure on profitability.

Seasonality

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

Government regulation and environmental matters

We acquire most of our land after entitlements have been obtained, which provide for zoning and utility services to project sites and give us the right to obtain building permits. Development may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations and their interpretation and application. To date, the government approval processes discussed above have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations.

Local and state governments have broad discretion to impose development fees for projects within their jurisdictions. These fees are normally established when we receive recorded maps and building permits. In addition, communities occasionally impose construction moratoriums. Because most of our land is entitled, construction moratoriums generally would affect us if they arose from health, safety or welfare issues, such as insufficient water, electric or sewage facilities.

We could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future.

We are also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. In some markets, we are subject to environmentally sensitive land ordinances that mandate open space areas with public elements in housing developments and prevent development on hillsides, wetlands and other protected areas. We must also comply with flood plain restrictions, desert wash area restrictions, native plant regulations, endangered species acts and view restrictions. These and similar laws may result in delays, cause substantial compliance and other costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, compliance with such ordinances has not materially affected our operations, although it may do so in the future.

We usually will condition our obligation to acquire property on, among other things, an environmental review of the land. To date, we have not incurred any significant unanticipated liabilities relating to the removal of toxic wastes or other environmental matters. However, there is no assurance that we will not incur material liabilities in the future relating to toxic waste removal or other environmental matters.

Available information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item 1A.                Risk Factors

Discussion of our business and operations included in this Annual Report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. In addition to the risks described below, there may be additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may become material risks. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

High interest rates, changes in tax laws and inflation can adversely affect demand for our homes.

Increased interest rates would make it more difficult for both our customers and potential buyers of our customers’ existing homes to secure adequate mortgage financing. If mortgage interest rates increase and the ability and willingness of prospective buyers to finance home purchases is adversely affected, our home sales revenues, gross margins and cash flows may be adversely affected.

Changes in federal income tax laws may affect demand for home ownership. For example, various proposals have been publicly discussed to limit an individual’s real estate tax and mortgage interest deductions and to tax an individual on gain from the sale of a principal residence. Enactment of such proposals could have an adverse effect on home ownership and the homebuilding industry in general. No meaningful prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

We, like other homebuilders, may be adversely affected during periods of high inflation due to higher land, financing, labor and materials costs, which could cause our financial results to decline.

Our industry is vulnerable to changes in macroeconomic conditions in the markets and regions in which we operate.

Historically, changes in demand based on economic and market shifts and fluctuations in the availability and price of land, labor and raw materials have created changes in the prices of new homes, sales volumes and margins. We conduct all of our business within 17 markets across nine states located in five regions (Florida, the Midwest, Nevada, the Pacific Coast and Texas). From time to time, one or more of these regions will account for a significant percentage of our gross homebuilding profit, primarily due to shifting market conditions among all of our regions. A downturn in one or more of these regions without corresponding growth in our other regions, could result in an overall decline in profitability. Furthermore, because we conduct our operations in specific markets and states within each of these regions, in the event of an economic downturn in one or more of the markets or states within a particular region, our sales activity in the entire region may be materially and adversely affected.

Difficulty in obtaining sufficient capital and bonding could result in increased costs and delays in completion of projects.

The homebuilding industry is capital intensive and the acquisition and development of land requires significant up-front expenditures and bonding to ensure the completion of our projects. Our land acquisition, development and construction activities may be adversely affected if we are unable to finance our land purchases and development and construction activities at reasonable costs, or at all. Any difficulty in obtaining sufficient capital and bonding for planned development expenditures could result in lot shortages, project delays and cost increases, which could adversely affect our future operating results.

We face substantial inventory risk.

The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, we may purchase and develop land on which we cannot profitably build and sell homes and we may not be able to resell that land at prices sufficient to cover our costs. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be successful.

In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss or record impairment charges. During fiscal 2006, we recorded impairment charges of $25.8 million based on our intended use of particular assets at the time of our review. Changes in our intended use or a further deterioration in market conditions beyond our expectations could result in our recording material non-cash impairment charges to our balance sheet in the future.

Our largest single homebuilding project is in the Midwest region, which has experienced a deterioration in market conditions. The project consists of land we are developing and on which we currently intend to construct and sell approximately 1,100 homes over the next 6 years. We are obligated to purchase additional land in this project, on which we intend to construct and sell an additional 1,500 homes, for approximately $42 million at various dates beginning in June 2009. This project’s total inventory balance was approximately $88 million at September 30, 2006.

We may not be able to acquire desirable lots or land for residential buildout.

Our future results depend upon our ability to acquire lots in premier locations for our community development and homebuilding activities. We compete for desirable lots and land with many other homebuilding companies, many of which have greater resources than we do. Our financial condition and operating results will be adversely affected if desirable properties at reasonable prices are not available on an ongoing basis. If we cannot procure desirable properties at reasonable prices, or at all, in any of our markets, we may be required to limit our development or homebuilding operations in those markets or instead purchase less desirable properties, either of which would reduce our revenues without comparable cost savings.

We may not be able to compete effectively against homebuilders in our markets or with sales or rentals of existing homes in our markets.

The homebuilding industry is highly competitive. We compete with large national homebuilding companies and smaller local homebuilders for, among other things, lots in premier locations, financing, raw materials, skilled labor and customers. Many of our competitors have significantly greater financial, marketing, sales and manufacturing resources than we do. The current homebuilding industry consolidation trend may create larger and stronger competitors that may be able to compete more effectively against us. In addition, there may be new entrants in the markets in which we currently conduct business. Our potential customers may also choose to purchase or rent existing homes, and as such we compete for sales with resales of existing homes and with available rental housing. The recent market deterioration has increased the competitive use of sales incentives to generate new home orders, thereby placing additional pressure on profitability. If we are unable to compete effectively with other homebuilders, or if our homes are perceived to be less attractive values than existing homes or rental properties, our operating results will be adversely impacted.

Adverse weather conditions or natural disasters in the areas in which we operate could increase our costs, reduce demand for our homes and adversely affect our financial condition and operating results.

Adverse weather conditions, such as hurricanes, tornadoes, droughts, floods, wildfires, landslides, soil subsidence, earthquakes and other geologic events, could damage our projects, cause delays in completion of our projects or reduce consumer demand for our projects. In addition to damaging our projects directly, adverse weather conditions or natural disasters could damage roads and highways providing access to those projects, or require us to temporarily shut down our sales, marketing and building operations, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completions. We may be unable to insure adequately against certain of these risks. A sizeable uninsured loss due to one or more of these events could adversely affect our business, financial condition and operating results.

We depend on the availability and quality of subcontractors and raw materials at reasonable prices.

We rely heavily on the use of subcontractors in the construction of our homes. Since we generally do not enter into long-term contractual commitments with our subcontractors, our ability to deliver homes in a timely and cost-effective manner depends upon the availability of skilled subcontractors in our markets on an as-needed or project-by-project basis. Any material increase in the demand for subcontractors in any of our markets could result in construction delays or increased construction costs, resulting in reduced earnings. For example, the substantial repair and rebuilding activities undertaken in regions impacted by hurricanes could reduce the availability of subcontractors thereby increasing our operating costs and reducing margins.

In addition, while our subcontractors are generally responsible for procuring necessary building materials, we have from time to time experienced, and may in the future experience, shortages in lumber and other materials. Any future reduction in availability or increase in the cost of lumber or other raw materials could result in construction delays or cost increases, which could reduce our revenue, cash flows and earnings.

Utility shortages or price increases could have an adverse impact on our operations.

We rely heavily on the continued availability of fuel, water, electricity and other utilities at reasonable prices for our operations. Some of our markets have recently experienced shortages in water or electrical power, requiring us to delay construction projects and/or incur additional construction costs. In addition, we have incurred increased utility costs in many of our markets, including significant additional costs due to recent increases in the cost of oil. We may incur additional costs and may not be able to complete construction on a timely basis if such utility rate increases continue, or if we experience additional water and/or power shortages. Furthermore, shortages of water or electricity, or utility rate increases, may adversely affect the regional economies in which we operate, which may reduce demand for our homes.

If we are not able to develop our communities successfully, our earnings will be diminished.

Before a community generates any revenues, time and material expenditures are required to acquire land, to obtain development approvals and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. A decline in our ability to develop and market our communities successfully and to generate positive cash flows from these operations in a timely manner would have a material adverse effect on our operating results and ability to service our debt obligations and to meet our working capital requirements.

We depend upon the continued services of certain members of our senior management team and other key employees, without whom our business may be adversely affected.

Our future success depends, in part, on the efforts of our senior management team and other key employees. Our senior management team, led by David K. Hill, our Chairman and Chief Executive Officer, has significant industry experience and would be difficult to replace. Our senior management team and other key employees possess sales, marketing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more members of our senior management team or other key employees, our financial condition and operating results may be adversely affected. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace members of our senior management team or other key employees should the need arise.

We face reduced coverages and increased costs of insurance.

Insurance costs for homebuilders have increased substantially in recent years due to a range of factors, including perceptions related to the risk of terrorist attacks, recent corporate governance scandals, insurer insolvencies and recent increases in losses due to hurricanes and other natural disasters. For these reasons, some insurers have ceased to provide certain insurance products that were historically relied on by homebuilders and other industry participants.

In this difficult insurance market, exposure to personal injury and property damage claims, as well as to losses resulting from natural disasters, is at historically high levels. For example, many lawsuits have recently been filed against homebuilders asserting claims for damage caused by the presence of mold in residential dwellings, some resulting in substantial monetary judgments or settlements. Our insurance may not cover all of the claims, including personal injury claims, to which we may become subject, as coverage of such claims may not be available on commercially reasonable terms, if at all. If we are unable to obtain adequate insurance coverage, substantial personal injury or construction defect claims could materially impact our earnings and cash flows. Continued increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products in some of our regions (including the unavailability of or increased costs for flood or hurricane insurance), due to these and other factors, including due to losses incurred in connection with the hurricanes during the summer of 2005, will increase our operating costs and further increase our exposure to natural disasters and other causes of catastrophic loss, as well as personal injury and construction defect claims.

Fluctuations in real estate values may require us to adjust the book value of our real estate assets.

The value of real estate is subject to significant fluctuations. Although we have generally developed parcels ranging from 100 to 300 lots, on a strategic basis we, from time to time, purchase larger parcels of land. In some cases, we acquire these parcels with a joint venture partner, and in others we purchase them ourselves with the intent to develop lots for our homebuilding operations and for resale to others. Since real estate values are subject to significant fluctuations, the deterioration of economic conditions in our markets could require us to write down the value of our owned real estate. During fiscal 2006, we recorded impairment charges of $25.8 million based on our intended use of particular assets at the time of our review. Changes in our intended use or a further deterioration in market conditions beyond our expectations could have a significant impact on the carrying value of our assets and could lead to further impairment charges, which could have a material adverse effect on our financial condition and operating results.

Poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.

Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Any efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents and any subsequent action by these residents could negatively impact sales, which would negatively impact our revenues and results of operations. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans.

We are subject to potential expenses related to construction defect, soil subsidence and home warranty claims that could adversely affect our financial performance.

Construction defect and home warranty claims are common in the homebuilding industry and can be costly. While we generally require our subcontractors and third party design professionals to indemnify us for liabilities arising from their work, these indemnities may be insufficient to cover construction defects and warranty claims for which we may be held liable. While we establish reserves for warranty claims, the reserves may from time to time be inadequate to cover our warranty costs. If conditions are such that the warranty reserves are inadequate, our earnings and cash flows may be materially reduced.

Governmental laws and regulations may increase our expenses, limit the number of homes that we can build or delay or prevent the completion of our projects.

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in our markets. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further increase our cost, delay these projects or prevent their development.

Environmental laws and regulations may increase development costs, delay completion of projects or prevent us from developing at all.

We are subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. Environmental regulatory requirements could result in delays, impose substantial compliance and other costs or severely restrict homebuilding activity. For example, we may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on lots we either own or on which we built homes, and may be held liable for property damage and for investigation and clean up costs incurred by third parties in connection with contamination. In addition, the presence of government-protected wetlands, historical artifacts or endangered species could prevent us from developing certain parcels of land at a reasonable cost, or at all.

Regulations applicable to financial services companies may prevent us from conducting our mortgage banking business as planned.

Our mortgage banking subsidiary is subject to the rules and regulations of federal governmental and quasi-governmental agencies such as HUD, FHA, VA, FNMA and FHLMC with respect to originating, processing and selling mortgage loans. In addition, there are other federal and state statutes and regulations affecting these activities. Failure to comply with these regulations could negatively impact our financial performance.

Our obligation to repurchase issued and outstanding shares could adversely affect our cash flows.

We have contractual obligations to repurchase, upon termination of board membership or employment by reason of specified circumstances (including retirement, death or permanent and total disability), shares of our common stock then owned by stock option participants and recipients of deferred stock units (other than our Chairman and Chief Executive Officer), including shares issuable pursuant to outstanding options or deferred stock units, at the fair market value of those shares at the time the obligations to repurchase become due. As of September 30, 2006, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been approximately $43.3 million in the event that all of these obligations were triggered.

Geopolitical risks and market disruption could adversely affect our operating results and financial condition.

Geopolitical events may have a substantial impact on the economy and the housing market. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 had an impact on our business and the occurrence of similar events in the future cannot be ruled out. The United States’ continuing involvement in Iraq, terrorism and related geopolitical risks have created many economic and political uncertainties, some of which may have additional material adverse effects on the United States economy, the housing market, our customers and, in turn, our results of operations and financial condition.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have substantial indebtedness. As of September 30, 2006, we had $500.2 million of indebtedness. In addition, subject to restrictions in the indenture for our senior subordinated notes, we may incur substantial additional indebtedness. The high level of our indebtedness could have important consequences, including the following:

•  our ability to obtain additional financing for working capital, land acquisition costs, building costs, other capital expenditures or general corporate purposes may be impaired;

•  we will need to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness, which will reduce the funds available to us for other purposes;

•  we will have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•  we will be more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the money to pay our expenses and to pay the principal and interest on our indebtedness from cash flows from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flows will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our senior unsecured credit facility and the indenture for our senior subordinated notes, may restrict us from pursuing any of these alternatives.

In addition, community development or improvement districts in which certain of our communities are located may utilize bond financing programs to fund construction or acquisition of certain on-site and off-site infrastructure improvements. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district. If the owner of the parcel does not pay such obligation, a lien will be placed on the property to secure the unpaid obligation. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees or assessments levied on the property benefited.

The indenture for our senior subordinated notes and other debt agreements impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking certain corporate actions.

Our senior subordinated notes impose significant operating and financial restrictions on us. These restrictions will limit our ability and that of our restricted subsidiaries among other things, to:

•     incur additional indebtedness;

•     make certain distributions, investments and other restricted payments;

•     create certain liens;

•     enter into transactions with affiliates;

•     limit the ability of restricted subsidiaries to make payments to us;

•     merge, consolidate or sell substantially all of our assets; and

•     sell assets.

In addition, our senior unsecured credit facility contains many restrictive covenants similar to the covenants of the indenture for our senior subordinated notes but the covenants in this credit facility are generally more restrictive than those contained in the indenture for our senior subordinated notes. Our existing, and any future, senior credit facilities will also require us to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. Our ability to meet those financial ratios and financial tests may be affected by events beyond our control, and we may not be able to continue to meet those tests. If we fail to meet those tests or breach any of the covenants, the lenders under one or more of our senior credit facilities could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. Our assets may not be sufficient to repay in full such indebtedness or any other indebtedness, including our senior subordinated notes. In addition, any default under the senior subordinated notes indenture, one or more of our senior credit facilities or the instruments governing our other indebtedness could constitute a cross-default under our other debt instruments. Further, any subsequent senior credit facilities we enter into, as well as any other agreements we may enter into in the future governing our indebtedness, may impose additional restrictions on us, any of which may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities.

We may consider growth or expansion of our operations, which could have a material adverse effect on our cash flows or profitability.

We may consider opportunities for growth, primarily within our existing markets, but also in new markets or product lines. Additional growth of our business, either through increased land purchases or the development of larger projects, may have a material adverse effect on our cash flows or profitability. Any expansion of our business into new markets or product lines could divert the attention of senior management from our existing business, and could fail due to our relative lack of experience in those new markets or with those new products. In addition, while we do not currently intend to acquire any homebuilding operations from third parties, opportunities to do so may arise in the future and any acquisition could be difficult to integrate with our operations, and could require us to assume unanticipated liabilities or expenses.

Our controlling stockholder may have interests that conflict with the interests of other stakeholders.

David K. Hill, our Chairman and Chief Executive Officer, together with members of Mr. Hill’s immediate family, beneficially owns approximately 69% of our common stock. Mr. Hill generally will have the ability to elect substantially all of the members of our Board of Directors and will generally be able to select our management team, determine our corporate and management policies and make decisions relating to fundamental corporate actions. The directors generally will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and declaration of dividends, and to authorize transactions, such as joint ventures or acquisitions, subject to certain restrictions as set forth in the indenture for our senior subordinated notes and in existing and future credit facilities. These decisions could enhance Mr. Hill’s equity investment while involving risks to the interests of other stakeholders. In addition, Mr. Hill and various of his affiliates or immediate family members have engaged, and will in the future continue to engage, in transactions with us as described in Item 13, “Certain Relationships and Related Transactions”.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.     Properties

As of September 30, 2006, we owned two office buildings with approximately 111,000 square feet of space in Rolling Meadows, Illinois. One of the office buildings is currently used as our principal executive office for both our homebuilding and mortgage operations and the other building we intend to occupy in fiscal 2007 to use as our new principal executive office. Our local homebuilding operations and mortgage branch operations generally lease office space for their day-to-day operations. Office leases are generally for terms of three to five years and generally provide renewal options. We expect that in the normal course of business leases that expire will be renewed or replaced by other leases.

Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. Such properties are not included in response to this Item.

Item 3.     Legal Proceedings

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

Item 4.        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and other information

We are a privately-owned company with no established public trading market for our common stock.

During fiscal 2006, we granted stock options to purchase 12,000 shares of our common stock to a key employee under a new stock option plan. The option price equals the estimated fair market value of our common stock on the date of grant. We received no proceeds from this grant. We granted the stock options in reliance on an exemption from registration under the Securities Act of 1933. No stock options were granted during fiscal 2005.

Holders

As of December 15, 2006, there were 19 holders of our common stock. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of our common stock.

Dividends

We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our senior unsecured credit facility and the indenture governing our senior subordinated notes. We have not in the last two fiscal years paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and expansion of our business. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, any contractual restrictions and any other considerations our board of directors deems relevant.

Item 6.        Selected Financial Data

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included elsewhere in this report.

	Fiscal year ended September 30,
(Dollars in thousands)	2006		2005		2004		2003		2002
Statement of operations data:
Total homebuilding revenues	$1,163,844		$1,146,641		$920,055		$785,693		$689,336
Cost of sales of residential units and land	973,203		862,646		729,497		632,719		571,518
Gross homebuilding profit	190,641		283,995		190,558		152,974		117,818
Homebuilding operating expenses	130,879		145,320		105,039		92,484		74,858
Equity in income of unconsolidated entities	2,215		3,282		833		618		1,123
Minority interests in net earnings of consolidated partnerships	(290)		(6,152)		(4,232)		(4,122)		(4,453)
Homebuilding earnings before income taxes	61,687		135,805		82,120		56,986		39,630
Mortgage banking earnings before income taxes	3,633		1,718		864		3,216		1,425
Earnings before income taxes	65,320		137,523		82,984		60,202		41,055
Provision for income taxes	23,516		50,689		27,365		22,563		16,035
Net earnings	$41,804		$86,834		$55,619		$37,639		$25,020
Balance sheet data (at end of period):
Cash and cash equivalents	$18,665		$21,460		$7,656		$25,597		$10,884
Inventory	899,297		808,778		697,978		521,070		473,415
Total assets	1,091,577		970,495		762,975		654,235		533,285
Total debt	500,208		473,411		431,121		435,239		337,581
Total redeemable equity	26,334		33,763		10,681		5,174		343
Total shareholders’ equity	367,118		250,809		171,228		120,330		89,295
Other financial data:
Interest incurred(1)	$52,239		$38,255		$30,641		$29,964		$24,546
Depreciation and amortization	843		880		966		929		812
EBITDA(2)	99,069		166,133		119,957		88,963		61,697
Gross homebuilding profit margin(3)	16.4%		24.8%		20.7%		19.5%		17.1%
Ratio of earnings to fixed charges(4)	1.83	x	4.37	x	3.92	x	3.02	x	2.62	x
Other data:
Net new home orders (units)(5)	3,367		3,703		3,716		3,301		3,206
Homes delivered (units)	4,079		3,881		3,616		3,294		3,059
Average sales price of homes delivered	$277		$286		$249		$233		$221
Backlog at end of period (units)(6)	758		1,470		1,648		1,548		1,541
Backlog at end of period (contract value)(6)	$210,554		$423,506		$469,277		$380,788		$363,903

(1)     Interest incurred is the amount of interest paid and the net amount accrued (whether expensed or capitalized), and the amortization of debt issuance costs.

(2)     “EBITDA” represents net earnings before interest expense, depreciation and amortization and provision for income taxes. EBITDA is included in this report because we use it to assess our operational performance. We believe it is useful to securities analysts, investors and other interested parties in the evaluation of companies like ours because interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in structure, accounting policies, tax strategies, levels of indebtedness and interest rates. EBITDA is not a measure of our liquidity or financial performance in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as an alternative to our net earnings or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of our results as reported under GAAP. Some limitations are:

•   EBITDA does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•   EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•   EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•   EBITDA does not reflect the significant income tax expense or cash requirements for federal and state income tax obligations;

•   although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•   other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to service our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See the consolidated statements of operations and cash flows presented in our consolidated financial statements included elsewhere in this report. The following is a reconciliation of EBITDA to net earnings, the most directly comparable GAAP measure:

	Fiscal year ended September 30,
(Dollars in thousands)	2006	2005	2004	2003	2002
Net earnings	$41,804	$86,834	$55,619	$37,639	$25,020
Provision for income taxes	23,516	50,689	27,365	22,563	16,035
Interest expense in cost of sales	32,899	27,696	35,382	26,883	19,584
Interest expense in mortgage banking operations	7	34	625	949	246
Depreciation and amortization	843	880	966	929	812
EBITDA	$99,069	$166,133	$119,957	$88,963	$61,697

(3)     Represents gross homebuilding profit divided by total homebuilding revenues.

(4)     Earnings have been calculated as (a) earnings before income taxes before adjustment for minority interests in consolidated subsidiaries or income or loss from equity investees, plus (b) fixed charges, plus (c) capitalized interest included in cost of sales, plus (d) distributed income of equity investees, minus (e) interest capitalized. Fixed charges are comprised of (a) interest incurred, both expensed and capitalized, (b) amortized premiums, discounts and capitalized expenses related to indebtedness, and (c) the portion of rental expense which is deemed to be representative of an interest factor.

(5)     Net new home orders represents the number of new sales contracts executed with customers, net of sales contract cancellations.

(6)     Backlog represents homes under sales contracts but not yet delivered at the end of the period. The contract value of backlog at the end of fiscal years 2004 and 2003 includes an estimate, derived from our accounting records, of the contract value for subsequent contract cancellations and amendments.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the largest privately-owned homebuilders and one of the 30 largest homebuilders in the United States, as measured by home deliveries and revenues. We design, build and market single-family detached, single-family attached and multi-family homes. Since we were founded in 1969, we have delivered over 44,000 homes to a broad range of customers, including first-time buyers and first- and second-time move-up buyers. Throughout this period, we have grown our business organically and now operate within 17 markets across nine states located in the following five geographic regions:

Florida	Midwest	Nevada	Pacific Coast	Texas
Ft. Myers	Chicago, IL	Las Vegas	Portland, OR	Austin
Naples	Cleveland, OH(a)		Sacramento, CA	Dallas
Sarasota	Milwaukee, WI		Stockton, CA	Ft. Worth
Tampa			Vancouver, WA	Houston
San Antonio

(a)     In March 2006, we decided to exit the Cleveland market based on our perception regarding local market conditions currently and in the foreseeable future. We have been winding down operations with the objective of completing all construction and sales activities during our second fiscal quarter of 2007. We believe our exit from the Cleveland market will not have a material adverse impact on our future operating results.

Our revenues are primarily generated from designing, building, marketing and delivering for sale single-family detached, single-family attached and multi-family homes. We also sell land and lots to third parties as a means of managing inventory and obtaining the desired asset mix for our homebuilding operations. We also conduct mortgage origination and title services for the benefit of our homebuilding operations, although revenues generated by these ancillary services have historically comprised less than 1% of our total consolidated revenues, and are not expected to be significant in the future.

Recent trends

During fiscal year 2006, market conditions for new home sales have become considerably more difficult than has been experienced over the past decade. Both the breadth and pace of market deterioration has been greater than anticipated, given the relatively strong broader economic backdrop. This deterioration has been amplified in the coastal markets and Las Vegas, as these markets had previously experienced significant gains in both the volume of home deliveries and in price appreciation. Many view the current homebuilding environment as a return to a more normalized homebuilding marketplace, which may continue to show erosion of home sales and profitability. Currently we do not see conditions in the housing market improving significantly in the near term.

The following describe some of the factors present in the marketplace during our fourth fiscal quarter of 2006:

•       increasing supply of resale homes and new homes available for purchase;

•       decreasing customer traffic and declining buyer sentiment;

•       increasing cancellation rates resulting in lower net sales;

•       increasing frequency and level of customer incentive packages;

•       increasing use and compensation of real estate brokers; and

•       increasing abandonment of earnest money related to land option agreements and purchase contracts.

Given these significant market changes and uncertainty about the timing and pace of recovery, we have adopted a strategy to manage our business through this current downturn. Our strategy focuses on balance sheet management, and includes:

•       using free cash flow to reduce our debt and interest costs, and to maximize our liquidity;

•       tailoring our product offerings and option packages to address affordability constraints;

•       increasing efforts to pre-sell homes before construction begins;

•       renegotiating with vendors and subcontractors to manage our construction costs;

•       sizing our operating structure to match our perception regarding market conditions currently and into the foreseeable future;

•       tightening land acquisition criteria and working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices; and

•       potentially selling lots to generate cash and reduce our overall land holdings.

We believe that our operating history and geographic diversification will continue to benefit us as the homebuilding industry transitions through a changing environment.

Recent events

In December 2005, we issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. In May 2006, we completed an offer to exchange all of the senior subordinated notes issued in December 2005 for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement.

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

Given the current market conditions and the deterioration of profitability, we believed that maintaining our original debt covenants would become difficult. Therefore, on December 15, 2006, we paid fees of $0.9 million to amend our $500 million senior unsecured revolving credit facility. Many of our debt covenants were modified under the amendment, including the most restrictive covenant requiring us to maintain an interest coverage ratio of no less than 2.25x, which was modified to require an interest coverage ratio of no less than 1.75x through December 31, 2006, decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the facility.

In March 2006, we decided to exit the Cleveland market. Our decision to exit the Cleveland market reflects our perception regarding local market conditions currently and in the foreseeable future. We have been winding down operations with the objective of completing all construction and sales activities during our second fiscal quarter of 2007. We believe our exit from the Cleveland market will not have a material adverse impact on our future operating results.

In September 2006, we sold 952,380 shares of common stock to Equity Investments III, LLC for an aggregate purchase price of $110 million. Approximately $74 million of the net proceeds from the sale of the shares were used to reduce our outstanding indebtedness and the remainder of the proceeds were used to repurchase shares of common stock from certain current and former directors and officers.

Results of operations and other data

The following table presents selected statement of operations and other data for the 2006, 2005 and 2004 fiscal years:

	Fiscal		Fiscal		2006	Fiscal		2005
	Year		Year		vs.	Year		vs.
(Dollars in thousands)	2006	% of total	2005	% of total	2005	2004	% of total	2004
Statement of operations data:
Total homebuilding revenues	$1,163,844	100.0%	$1,146,641	100.0%	1.5%	$920,0555	100.0%	24.6%
Cost of sales of residential units and land	973,203	83.6%	862,646	75.2%	12.8%	729,497	79.3%	18.3%
Gross homebuilding profit	190,641	16.4%	283,995	24.8%	(32.9)%	190,558	20.7%	49.0%
Homebuilding operating expenses	130,879	11.2%	145,320	12.7%	(9.9)%	105,039	11.4%	38.3%
Equity in income of unconsolidated entities	2,215	0.2%	3,282	0.3%	(32.5)%	833	0.1%	294.0%
Minority interests in net earnings of consolidated partnerships	(290)	(0.0)%	(6,152)	(0.5)%	(95.3)%	(4,232)	(0.5)%	45.4%
Homebuilding earnings before income taxes	61,687	5.3%	135,805	11.8%	(54.6)%	82,120	8.9%	65.4%
Mortgage banking earnings before income taxes	3,633	0.3%	1,718	0.1%	111.5%	864	0.1%	98.8%
Earnings before income taxes	65,320	5.6%	137,523	12.0%	(52.5)%	82,984	9.0%	65.7%
Provision for income taxes	23,516	2.0%	50,689	4.4%	(53.6)%	27,365	3.0%	85.2%
Net earnings	$41,804	3.6%	$86,834	7.6%	(51.9)%	$55,619	6.0%	56.1%
Other data:
Net new home orders (units)(1)	3,367		3,703		(9.1)%	3,716		(0.3)%
Homes delivered (units)	4,079		3,881		5.1%	3,616		7.3%
Average sales price of homes delivered	$277		$286		(3.1)%	$249		14.9%
Backlog at end of period (units)(2)	758		1,470		(48.4)%	1,648		(10.8)%
Backlog at end of period (contract value)(2)	$210,554		$423,506		(50.3)%	$469,2777		(9.8)%

(1)             Net new home orders represents the number of new sales contracts executed with customers, net of sales contract cancellations.

(2)             Backlog represents homes under sales contracts but not yet delivered at the end of the period. The contract value of backlog at the end of fiscal year 2004 includes an estimate, derived from our accounting records, of the contract value for subsequent contract cancellations and amendments.

Year ended September 30, 2006 compared to year ended September 30, 2005

Homebuilding revenues.   Homebuilding revenues increased 1.5% to $1,163.8 million in fiscal 2006 from $1,146.6 million in fiscal 2005. The increase was primarily due to a 5.1% increase in the number of homes delivered, which was offset partially by a 3.1% decrease in the average sales price of homes delivered primarily due to a shift of deliveries to our Texas region. New home deliveries increased to 4,079 in fiscal 2006 from 3,881 homes in fiscal 2005. The average sales price of homes delivered decreased to $277 thousand in fiscal 2006 from $286 thousand is fiscal 2005. Land sales in fiscal 2006 were $30.5 million as compared to $33.4 million in fiscal 2005.

Home sales and backlog.   Net new home orders decreased 9.1% to 3,367 in fiscal 2006 from 3,703 in fiscal 2005. Declining buyer sentiment combined with an increased supply of resale homes and new homes available for purchase have placed increasing pressure on sales in many of the regions in which we operate. This changing marketplace has resulted in the increased utilization and magnitude of sales incentives to remain competitive within the homebuilding industry.

At September 30, 2006, the contract value of our backlog was $210.6 million, as compared to $423.5 million at September 30, 2005. The average sales price per home in backlog of $278,000 at September 30, 2006 was down $10,000, or 3.6%, over the average sales price per home in backlog of $288,000 at September 30, 2005.

Gross homebuilding profit margin.   Gross homebuilding profit margin decreased to 16.4% for fiscal 2006, compared to 24.8% for fiscal 2005. During fiscal 2006, there was a significant shift from regions that historically had higher than average gross profit margins to regions with lower than average gross profit margins. Additionally, included in our fiscal 2006 gross profit are inventory valuation charges of $25.8 million related to our decision to exit the Cleveland market and our expectations regarding the recoverability of certain assets from active residential construction projects and $8.3 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. The remaining gross profit decrease reflects margin pressures across all of our regions, except for Texas.

Homebuilding operating expenses.   Homebuilding operating expenses, which consist of all homebuilding expenses other than cost of sales, decreased 9.9% to $130.9 million in fiscal 2006 from $145.3 million in fiscal 2005. Incentive compensation expense decreased $11 million in fiscal 2006 due to lower overall corporate earnings in fiscal 2006 as compared with fiscal 2005. Commissions paid to outside real estate brokers increased by $8.6 million in fiscal 2006, as we increased our utilization of their services to sell our homes. Additionally, during fiscal 2005, we recorded $15.9 million of compensation expense related to certain stock options granted that were considered to be variable awards. We have since amended our equity-based compensation agreements to amend the terms that resulted in variable accounting treatment. Homebuilding operating expenses were 11.2% and 12.7% of homebuilding revenue in fiscal 2006 and fiscal 2005, respectively.

Net mortgage operations.   Mortgage banking earnings before taxes increased to $3.6 million in fiscal 2006, compared to $1.7 million in fiscal 2005. The increase in fiscal 2006 earnings was primarily due to a higher capture rate, a reduction in operating costs and an increase in the average mortgage loan size.

Income taxes.   We recorded income tax expense of $23.5 million and $50.7 million in fiscal 2006 and fiscal 2005, respectively, and our consolidated effective tax rates were 36.0% and 36.9%, respectively, for the same periods.

Net earnings.   As a result of the above factors, our net earnings decreased 51.9% to $41.8 million in fiscal 2006 from $86.8 million in fiscal 2005.

Year ended September 30, 2005 compared to year ended September 30, 2004

Homebuilding revenues.   Homebuilding revenues increased 24.6% to $1,146.6 million in fiscal 2005 from $920.1 million in fiscal 2004. The increase was primarily due to a 14.9% increase in the average sales price of homes delivered and a 7.3% increase in the number of homes delivered. New home deliveries increased to 3,881 in fiscal 2005 from 3,616 homes in fiscal 2004. The average sales price of homes delivered increased to $286 thousand in fiscal 2005 from $249 thousand is fiscal 2004. Land sales in fiscal 2005 were $33.4 million as compared to $14.6 million in fiscal 2004.

Home sales and backlog.   Net new home orders in fiscal 2005 remained relatively constant at 3,703 as compared to 3,716 in fiscal 2004. Our number of net new home orders per open selling location increased in fiscal 2005 as compared to fiscal 2004, although our number of open selling locations decreased due to delays resulting from inclement weather and municipal approval.

At September 30, 2005, the contract value of our backlog was $423.5 million, as compared to $469.3 million at September 30, 2004. The average sales price per home in backlog of $288,000 at September 30, 2005 was up $3,000, or 1.1%, over the average sales price per home in backlog of $285,000 at September 30, 2004. The reduction in backlog units and the approximately flat average sales price reflect the delay in the opening of certain locations and our decision to reduce pre-sell efforts in certain markets so as to ensure more predictable delivery timelines, profit margins and higher customer satisfaction levels.

Gross homebuilding profit margin.   Gross homebuilding profit margin increased to 24.8% for fiscal 2005, compared to 20.7% for fiscal 2004, primarily due to increased revenues in the Nevada and Pacific Coast regions, where margins are high relative to other regions, as well as our ability to raise prices in most regions. During fiscal 2005, the Nevada and Pacific Coast regions contributed 44% of the total homebuilding revenues and 67% of the total homebuilding gross profit. During fiscal 2004, these two regions contributed 36% of the total homebuilding revenues and 53% of the total homebuilding gross profit.

Homebuilding operating expenses.   Homebuilding operating expenses, which consist of all homebuilding expenses other than cost of sales, increased 38.3% to $145.3 million in fiscal 2005 from $105.0 million in fiscal 2004. During fiscal 2005, we recorded $15.9 million of compensation expense related to certain stock options granted that were considered to be variable awards. We have since amended our equity-based compensation agreements to amend the terms that resulted in variable accounting treatment. Excluding the compensation expense related to the variable awards, our homebuilding operating expenses grew proportionately with our growth in total homebuilding revenues. Homebuilding operating expenses were 12.7% and 11.4% of homebuilding revenue in fiscal 2005 and fiscal 2004, respectively.

Net mortgage operations.   Mortgage banking earnings before taxes increased to $1.7 million in fiscal 2005, compared to $0.9 million in fiscal 2004. The increase in fiscal 2005 earnings was primarily due to an increase in mortgage volume.

Income taxes.   We recorded income tax expense of $50.7 million and $27.4 million in fiscal 2005 and fiscal 2004, respectively, and our consolidated effective tax rates were 36.9% and 33.0%, respectively, for the same periods. The effective tax rate for fiscal 2004 includes an adjustment to reduce prior state income tax estimates for periods in which the mix of our earnings shifted from higher to lower tax rate jurisdictions.

Net earnings.   As a result of the above factors, our net earnings increased 56.1% to $86.8 million in fiscal 2005 from $55.6 million in fiscal 2004.

Segment analysis

We aggregate our homebuilding operating segments into five reportable segments and our mortgage banking operations into one reportable segment. We historically aggregated our homebuilding operating segments into one reportable segment and accordingly have revised that historical presentation for all periods to conform to the current year presentation of five reportable homebuilding segments. Our homebuilding segments are engaged in the acquisition and development of land, and construction and sale of residential homes. Our mortgage banking segment originates mortgages, which are sold to third parties.

The five reportable homebuilding segments include operations in the following geographic regions:

Florida

Midwest: Illinois, Ohio and Wisconsin

Nevada

Pacific Coast: California, Oregon and Washington

Texas

The following table presents financial and operational information related to our homebuilding operations:

Year Ended September 30, (Dollars in thousands)	Average sales price of homes delivered	Homes delivered	Net new home orders(1)	Backlog (units) at year end(2)	Backlog (contract value) at year end(2)
2006
Florida	$250	450	259	73	$24,000
Midwest	362	698	602	159	57,000
Nevada	393	435	368	45	17,318
Pacific Coast	448	647	443	80	35,953
Texas	165	1,849	1,695	401	76,283
Total	$277	4,079	3,367	758	$210,554
2005
Florida	$237	493	337	264	$60,990
Midwest	378	730	599	255	95,366
Nevada	353	445	353	112	45,272
Pacific Coast	401	814	866	284	132,644
Texas	167	1,399	1,548	555	89,234
Total	$286	3,881	3,703	1,470	$423,506
2004
Florida	$228	424	548	420	$98,145
Midwest	362	608	762	386	138,701
Nevada	274	410	359	204	67,911
Pacific Coast	331	654	745	232	94,097
Texas	168	1,520	1,302	406	70,423
Total	$249	3,616	3,716	1,648	$469,277

(1)     Net new home orders represent the number of new sales contracts executed with customers, net of sales contract cancellations.

(2)     Backlog represents homes under sales contracts but not yet delivered at the end of the period. The contract value of backlog at the end of fiscal year 2004 includes an estimate, derived from our accounting records, of the contract value for subsequent contract cancellations and amendments.

The following table presents financial information based on our internal measurement system, which is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our internal measurement system is intended to establish accountabilities to continually improve business focus, motivate behavior and drive performance.

	For the year ended September 30:		As of September 30:
(Dollars in thousands)	Revenues	Earnings before income taxes	Assets
2006
Florida	$112,470	$7,502	$ 91,226
Midwest	263,506	(13,870)	267,519
Nevada	171,455	42,143	224,331
Pacific Coast	290,406	68,620	181,289
Texas	323,887	15,066	197,604
Mortgage banking	8,222	3,633	10,859
Segment subtotal	1,169,946	123,094	972,828
Corporate and unallocated	2,120	(29,780)	118,749
	1,172,066	93,314	1,091,577
Homebuilding interest expense(1)		(32,899)
GAAP adjustment(2)		4,905
Consolidated total	$1,172,066	$65,320	$1,091,577
2005
Florida	$116,951	$15,168	$ 77,432
Midwest	280,859	25,035	237,467
Nevada	176,803	67,543	196,815
Pacific Coast	326,482	110,103	184,617
Texas	243,843	5,572	173,620
Mortgage banking	6,557	1,718	8,388
Segment subtotal	1,151,495	225,139	878,339
Corporate and unallocated	1,703	(39,233)	92,156
	1,153,198	185,906	970,495
Homebuilding interest expense(1)		(27,696)
GAAP adjustment(2)		(20,687)
Consolidated total	$1,153,198	$137,523	$ 970,495
2004
Florida	$96,824	$9,862
Midwest	220,711	19,231
Nevada	116,115	30,682
Pacific Coast	222,752	60,640
Texas	269,721	17,309
Mortgage banking	5,992	864
Segment subtotal	932,115	138,588
Corporate and unallocated	1,648	(22,788)
	933,763	115,800
Homebuilding interest expense(1)		(35,382)
GAAP adjustment(2)	(7,716)	2,566
Consolidated total	$926,047	$82,984

(1)     For internal measurement purposes, we measure our homebuilding operating results exclusive of any interest expense or other financing costs.

(2)     The GAAP adjustment to revenue relates to certain projects managed, but not owned or consolidated by us. For internal measurement purposes, the projects were included, as if owned by us, in our operating segment reports. The GAAP adjustments to earnings before income taxes relate to: (a) timing differences of certain capitalizable indirect construction costs that are expensed as incurred in our internal measurement system, and (b) minority interest expense which is not included in our internal measurement system. In addition, the fiscal 2005 GAAP adjustment to earnings before income taxes includes compensation expense, which was not included in our internal measurement system, of $15.9 million related to stock options that were deemed to be variable awards.

Year ended September 30, 2006 compared to year ended September 30, 2005

Florida.   Homebuilding revenues decreased in fiscal 2006, compared to fiscal 2005, primarily due to an 8.7% decrease in the number of homes delivered, offset partially by a $13 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 15.5% in fiscal 2006, compared to 20.3% in fiscal 2005. Fiscal 2006 gross profit was negatively impacted by $0.4 million of inventory valuation charges and $4.5 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Midwest.   Homebuilding revenues decreased in fiscal 2006, compared to fiscal 2005, primarily due to a 4.4% decrease in the number of homes delivered and a $16 thousand decrease in the average sales price of homes delivered. This decrease in revenue was offset partially by a $6.6 million increase in land sales primarily related to exiting the Cleveland market. Homebuilding gross profit margins were 1.0% in fiscal 2006, compared to 13.8% in fiscal 2005. Fiscal 2006 gross profit was negatively impacted by $18.7 million of inventory valuation charges and $2.4 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Nevada.   Homebuilding revenues decreased in fiscal 2006, compared to fiscal 2005, primarily due to a $19 million decrease in land sales revenue, which was offset significantly by a $40 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 30.2% in fiscal 2006, compared to 40.4% in fiscal 2005.

Pacific Coast.   Homebuilding revenues decreased in fiscal 2006, compared to fiscal 2005, primarily due to a 20.5% decrease in the number of homes delivered, offset partially by a $47 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 27.3% in fiscal 2006, compared to 36.9% in fiscal 2005. Fiscal 2006 gross profit was negatively impacted by $3.1 million of inventory valuation charges and $1.2 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Texas.   Homebuilding revenues increased in fiscal 2006, compared to fiscal 2005, primarily due to a 32.2% increase in the number of homes delivered. Revenues from land sales increased by $9.5 million and the average sales price of homes delivered decreased by $2 thousand. Homebuilding gross profit margins were 12.2% in fiscal 2006, compared to 12.0% in fiscal 2005. Fiscal 2006 gross profit was negatively impacted by $3.6 million of inventory valuation charges and $0.2 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Mortgage banking.   Mortgage banking earnings before taxes increased to $3.6 million in fiscal 2006, compared to $1.7 million in fiscal 2006. The increase in fiscal 2006 earnings was primarily due to a higher capture rate, a reduction in operating costs and an increase in the average mortgage loan size.

Corporate and unallocated.   Corporate and unallocated costs totaled $29.8 million for fiscal 2006 and $39.2 million for fiscal 2005. The reduction in corporate and unallocated costs is primarily related to a decrease in incentive compensation due to lower overall corporate earnings. Corporate and unallocated costs as a percentage of total consolidated revenues were 2.5% for fiscal 2006 and 3.4% for fiscal 2005.

Year ended September 30, 2005 compared to year ended September 30, 2004

Florida.   Homebuilding revenues increased in fiscal 2005, compared to fiscal 2004, primarily due to a 16.3% increase in the number of homes delivered and a $9 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 20.3% in fiscal 2005, compared to 18.5% in fiscal 2004.

Midwest.   Homebuilding revenues increased in fiscal 2005, compared to fiscal 2004, primarily due to a 20.1% increase in the number of homes delivered and a $16 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 13.8% in fiscal 2005, compared to 14.0% in fiscal 2004.

Nevada.   Homebuilding revenues increased in fiscal 2005, compared to fiscal 2004, primarily due to an 8.5% increase in the number of homes delivered and a $79 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 40.4% in fiscal 2005, compared to 30.8% in fiscal 2004.

Pacific Coast.   Homebuilding revenues increased in fiscal 2005, compared to fiscal 2004, primarily due to a 24.5% increase in the number of homes delivered and a $70 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 36.9% in fiscal 2005, compared to 30.0% in fiscal 2004.

Texas.   Homebuilding revenues decreased in fiscal 2005, compared to fiscal 2004, primarily due to a 7.9% decrease in the number of homes delivered. Homebuilding gross profit margins were 12.0% in fiscal 2005 compared to 15.2% in fiscal 2004.

Mortgage banking.   Mortgage banking earnings before taxes increased to $1.7 million in fiscal 2005, compared to $0.9 million in fiscal 2004. The increase in fiscal 2005 earnings was primarily due to an increase in mortgage volume.

Corporate and unallocated.   Corporate and unallocated costs totaled $39.2 million for fiscal 2005 and $22.8 million for fiscal 2004. The increase in corporate and unallocated costs is primarily related to an increase in incentive compensation due to higher overall corporate earnings and overall staffing levels. Corporate and unallocated costs as a percentage of total consolidated revenues were 3.4% for fiscal 2005 and 2.5% for fiscal 2004.

Liquidity and capital resources

Our principal uses of cash are land purchases, lot development and home construction. As a result, our financing needs depend principally on sales volume, land acquisition and inventory balances. We fund our operations with cash flows from operating activities, borrowings under a senior unsecured credit facility, other bank debt and minority interests in consolidated partnerships. We do not hold cash for investment purposes and we manage our cash and debt positions to minimize financing costs.

Operating cash flows activities

Cash used in operating activities totaled $70.2 million during fiscal 2006, compared to $9.5 million provided by operating activities during fiscal 2005. The decrease in operating cash flows is primarily due to reduced profitability from our homebuilding operations during fiscal 2006 while maintaining a significant continued investment in inventory. The net investment in inventory is related to land purchases, lot development and home construction.

Investing cash flows activities

Cash used in investing activities totaled $16.3 million during fiscal 2006, compared to $25.2 million during fiscal 2005. The decrease in cash used in investing activities was primarily due to a reduction in the cash contributed and advanced to unconsolidated entities, partially offset by the purchase of a building to be used as our future principal executive office.

Financing cash flows activities

Cash provided by financing activities totaled $83.7 million during fiscal 2006, compared to $29.6 million during fiscal 2005. Net borrowings of $26.8 million were primarily used to increase our investment in inventory. Net proceeds from the sale of common stock totaled $114.8 million, including the sale of 952,380 shares of common stock to an investor for an aggregate purchase price of $110 million. The net proceeds from the sale of the investor shares were used to reduce our outstanding indebtedness, and to repurchase shares of common stock from certain current and former directors and officers. During fiscal 2006, we repurchased 423,986 shares of common stock for $48.8 million.

In December 2005, we issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. We may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2008, we may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior unsecured credit facility. All of our wholly owned subsidiaries, other than our mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior unsecured credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that restricts our ability and that of our restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of our assets. As of September 30, 2006, we were restricted from incurring additional indebtedness, except under certain limited circumstances.

In May 2006, we completed an offer to exchange all of the senior subordinated notes issued in December 2005 for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement.

In December 2005, we entered into a new senior unsecured credit facility to finance our business operations. Proceeds of the new credit facility were used to retire our existing senior secured revolving credit facilities and substantially all of our other senior secured credit facilities. The credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. We have the right, without the consent of our lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior unsecured credit facility to exceed $700 million. The applicable borrowing base will be determined regularly throughout the life of the facility. The composition of the borrowing base will be limited to parameters set forth in the credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) will be removed from the borrowing base if held beyond specified maturity dates. Borrowings under the credit facility will generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon our senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the facility and is payable quarterly in arrears. As of September 30, 2006, we had $245 million of borrowings under the credit facility at an effective interest rate of 7.34% and, after giving effect to the borrowing base limitation, had additional availability of approximately $254 million. Our obligations under the senior unsecured credit facility are guaranteed by all of our wholly-owned subsidiaries, other than our mortgage subsidiary, and are subject to a number of customary financial and operating covenants, including covenants requiring us to: maintain a minimum tangible net worth of at least $225 million plus 50% of positive net income as earned subsequent to September 30, 2005; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.50x; maintain a ratio of total debt to adjusted tangible net worth not in excess of 2.0x (decreasing to 1.75x as of March 31, 2007); maintain an interest coverage ratio of no less than 2.25x; and limit the number of speculative housing units owned by us, excluding foundations, as of the end of any fiscal quarter to a maximum of 30% of our housing unit closings during the previous 12-month period; and limit the number of speculative housing units in any building region, excluding foundations, as of the end of any fiscal quarter to a maximum of 35% of our housing unit closings in such region during the previous 12-month period. In addition to these covenants, the credit facility includes restrictions upon debt and investments which permit: subordinated debt up to $300 million; other unsecured debt up to $25 million; secured debt up to 25% of tangible net worth; guarantees of minority-owned joint venture debt up to 35% of adjusted tangible net worth; and investments in minority-owned joint ventures up to 30% of tangible net worth. For purposes of these tests (which were amended as described below), adjusted tangible net worth is benefited by adjustments of 50% of our outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment). As of and during the year ended September 30, 2006, we were in compliance with the covenants of this facility.

Given the current market conditions and the deterioration of profitability, we believed that maintaining our original debt covenants would become difficult. Therefore, on December 15, 2006, we paid fees of $0.9 million to amend certain covenants in our $500 million senior unsecured revolving credit facility. The covenants as amended, require us to: maintain a minimum tangible net worth of at least $300 million plus 50% of positive net income earned subsequent to September 30, 2006; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.0x (decreasing to 1.75x as of June 30, 2007 and increasing to 2.5x as of December 31, 2008); maintain a ratio of total debt to adjusted tangible net worth not to exceed 1.5x; maintain a ratio of total land (including undeveloped land, land under development and finished lots on which home construction has yet to begin) to adjusted tangible net worth not to exceed 1.5x; and maintain an interest coverage ratio of no less than 1.75x through December 31, 2006 (decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the facility).

On November 22, 2006, we entered into a two year interest rate cap agreement to protect $100 million of our borrowings from sharp increases in the prevailing short-term interest rates. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum.

We are party to two senior secured project-specific acquisition, development and construction loans. These loans bear interest at a floating rate ranging from the prime rate to the prime rate plus 1% with maturities generally tied to the sale of the underlying inventory. As of September 30, 2006, we had $45.7 million outstanding related to these project-specific acquisition, development and construction loans.

Prior to the issuance of our senior subordinated notes and the closing of our unsecured credit facility, our borrowing facilities consisted primarily of four revolving credit facilities that provided for maximum borrowings of $824 million. The senior secured revolving credit facilities bore interest at variable interest rates, ranging from LIBOR plus 2.0% to prime plus 0.9%. Pursuant to one of the senior secured revolving credit facilities, we borrowed $25 million and $20 million under two working capital loan agreements with fixed interest rates of 13.75% and 12.5%, respectively. In addition to the senior secured revolving credit facilities and working capital loans, we were party to several senior secured project-specific acquisition, development and construction loans that bore interest at a floating rate ranging from the prime rate to the prime rate plus 1%.

We have a first mortgage note for an office complex in Rolling Meadows, Illinois. The mortgage note is secured by the office complex and bears interest at 4.81%. We make monthly principal and interest payments of $25,488 with the balance due October 2007. As of September 30, 2006, we had $4.0 million outstanding on the mortgage note.

We have a term loan of $4.8 million for an office building in Rolling Meadows, Illinois. The term loan is secured by the office building and bears interest equal to the prime rate. We make monthly interest payments with the principal balance due March 2009. As of September 30, 2006, we had $4.8 million outstanding on the term loan.

We are party to several unsecured loan agreements that fund our operations on an ongoing basis. In addition, KH Financial, L.P., our wholly owned mortgage subsidiary, is party to a $5 million warehouse line of credit, used to fund its mortgage origination operations. This facility bears interest at a floating rate equal to LIBOR plus 2.25%, and as of September 30, 2006 there were no amounts outstanding under the warehouse facility.

We are also party to a $100 million flexible early purchase facility agreement which allows us to sell qualifying mortgage loans to the holder of the flexible early purchase facility after such loans have been originated subject to our obligation to sell the loan to an investor in the secondary market. At September 30, 2006, the facility held $56.6 million of loans sold by KH Financial, L.P.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses and capital expenditures and service our debt requirements over the next twelve months. However, our ongoing ability to meet our substantial debt service and other obligations, including compliance with financial covenants in our senior unsecured credit facility and senior subordinated notes, will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, including our senior unsecured credit facility and senior subordinated notes, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our senior unsecured credit facility and the indenture for our senior subordinated notes, may restrict us from pursuing any of these alternatives.

Contractual obligations

Our primary contractual cash obligations for our operations are payments under our debt agreements and purchase obligations with specific performance requirements under land option agreements and purchase contracts. These land option agreements and purchase contracts may require us to purchase land contingent upon us and the seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows and our credit facilities.

The following summarizes our aggregate contractual commitments at September 30, 2006:

				Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable(1)	$696,467	$52,290	$125,480	$291,599	$227,098
Operating leases	10,700	2,266	4,827	2,750	857
Purchase obligations(2)	46,652	4,797	41,855
Total	$753,819	$59,353	$172,162	$294,349	$227,955

(1)     Includes our senior subordinated notes, senior unsecured credit facility, other homebuilding debt, mortgage loans relating to our mortgage banking operations, and related interest payments for the life of the debt. Interest on variable rate obligations is based on rates effective as of September 30, 2006.

(2)     Represents obligations under land option agreements and purchase contracts with specific performance provisions, net of cash deposits.

Under the terms of our amended stock plans, we may be required to purchase shares of our common stock at fair market value, including shares issuable under outstanding options or deferred stock units, from our directors and certain of our executive officers and other key employees, in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation. As of September 30, 2006, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been approximately $43.3 million in the event that all of these obligations were triggered.

We are contingently liable to banks and financial institutions for approximately $54 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land purchase contracts. Approximately $2.3 million of the outstanding letters of credit have been issued by a wholly owned subsidiary. At September 30, 2006, we had committed to fund $19.8 million in mortgage loans to homebuyers at agreed-upon rates. We have entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

Land and lot position and homes in inventory

At September 30, 2006, we owned and controlled 25,256 lots, approximately 38% of which were pursuant to option agreements and purchase contracts. The following is a summary of our land/lot position as of September 30, 2006:

Number of lots
Finished lots owned	4,421
Lots under development owned	11,175
Total lots owned	15,596
Lots controlled under option agreements and purchase contracts(1)	9,660
Total land/lots controlled	25,256

(1)     Includes 1,893 lots related to inventory not owned which was consolidated under the accounting guidance of FIN 46R and 1,777 lots that we expect to purchase from unconsolidated entities in which we have an investment as an equity member.

Off-balance sheet arrangements

Our primary use of off-balance sheet arrangements is to secure desirable lots on which to build homes in a manner that we believe reduces the overall risk to us. Our off-balance sheet arrangements relating to our homebuilding operations include land option agreements and purchase contracts and joint ventures.

Land option agreements and purchase contracts

In the ordinary course of business, we enter into option agreements and purchase contracts to secure land for the construction of homes. These agreements generally require us to pay a deposit to the seller as consideration for the right to acquire land during a specified period, usually at predetermined prices. Some of these option agreements and purchase contracts contain specific performance clauses, which require us to purchase the land upon satisfaction of certain requirements. Otherwise, our liabilities under option agreements and purchase contracts are generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. Below is a summary of the aggregate exercise price of all option agreements and purchase contracts as of September 30, 2006:

(Dollars in thousands)	Aggregate exercise price of land options(1)
Land option agreements and purchase contracts with specific performance	$ 4,797
Land option agreements and purchase contracts without specific performance(2)	380,072
Total land option agreements and purchase contracts	$ 384,869

(1)              Excludes $48 million related to inventory not owned included on our consolidated balance sheet, of which $42 million contains specific performance obligations.

(2)              Includes $165 million related to purchases from joint ventures in which we have an investment balance of approximately $34 million as of September 30, 2006. These investments are recorded in investments in and advances to unconsolidated entities on our consolidated balance sheets.

Given the recent market deterioration and uncertainty about the timing and pace of any recovery, we have tightened our land acquisition criteria and are working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices. If we are unable to obtain satisfactory terms, we will not exercise our land option agreements and will abandon our earnest money if contractually obligated to do so. During fiscal 2006, we wrote-off $8.3 million of costs related to the abandonment of land option contracts. We expect to exercise all of our land option agreements and purchase contracts with specific performance obligations.

Investments in and advances to unconsolidated entities

Investments in and advances to unconsolidated entities represent our ownership interests in entities accounted for under the equity method when we have a significant influence over the entity but hold less than a controlling interest in the entity or we are not the primary beneficiary in a variable interest entity as defined by the Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46 (“FIN 46R”). See notes 1 and 4 to our consolidated financial statements. Our partners generally are unaffiliated homebuilders, land sellers or other real estate entities.

In the ordinary course of business, we periodically enter into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, in which our current interests range from 6% to 49%. We account for our interest in these joint ventures under the equity method, and our consolidated balance sheets include investments in and advances to joint ventures totaling $48.2 million and $37.0 million at September 30, 2006 and 2005, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2006 and 2005, our unconsolidated joint ventures had outstanding third party borrowings of $865 million and $803 million, respectively. From time to time we have issued repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require us to repay debt of the joint venture in the event of a payment default or in the event that the debt of the joint venture exceeds the value of the property securing the debt. At September 30, 2006 and 2005, we had guarantees of $74.3 million and $67.6 million, respectively, related to the outstanding indebtedness of these joint ventures.

The following is a summary of our significant investments as of September 30, 2006:

We have invested in two joint ventures to acquire and develop land in Nevada. We have a 6.29% and 9.59% ownership interest, respectively, in these two ventures. As of September 30, 2006 and 2005, we had investments in the two joint ventures totaling $34.5 million and $29.6 million, respectively. At September 30, 2006, these joint ventures had third party debt of $471 million and $386 million, respectively, of which each joint venture member has guaranteed its pro rata share. These payment guarantees are only triggered in the event of bankruptcy of each joint venture. We expect to purchase land from these ventures in the future.

In December 2002, we entered into a joint venture, in which we have a 23.75% interest, to develop property and construct single-family residences in Chicago, Illinois. At September 30, 2006 and 2005, we had investments in and advances to the joint venture totaling $4.9 million and $4.0 million, respectively. We have provided a financial and performance guaranty in connection with the venture’s $20 million construction financing for a single phase of the project. In addition, we have provided a guarantee on a $9 million tax increment financing bond for this project. As of September 30, 2006, $3.4 million of funds have been drawn on the construction financing facility and $4.3 million was drawn on the tax increment financing bond. We are not obligated to loan additional funds to the venture.

In May 2004, we entered into a joint venture, in which we have a 35% interest, to develop property in Detroit, Michigan. At September 30, 2006 and 2005, we had investments in and advances to the joint venture totaling $1.8 million and $1.3 million, respectively. We are not obligated to loan additional funds to the venture.

In August 2004, we entered into a joint venture, in which we have a 33.3% interest, to develop property and construct single-family residences in Chicago, Illinois. At September 30, 2006 and 2005, we had investments in and advances to the joint venture totaling $3.1 million and $1.5 million, respectively. We have provided a financial and performance guaranty in connection with certain of the venture’s indebtedness totaling $90.8 million, with our maximum financial guaranty limited to $10 million in the aggregate. At September 30, 2006, there were no borrowings outstanding under these credit facilities. We have also provided a guarantee in connection with a $9.8 million capital contribution to be made by an unrelated joint venture member, whereby we would make the contribution if the unrelated joint venture member does not. We are not obligated to loan additional funds to the venture.

In October 2005, we entered into a joint venture, in which we have a 49% interest, to develop property and construct single-family residences in Chicago, Illinois. At September 30, 2006, we had investments in and advances to the joint venture totaling $0.4 million. We are not obligated to loan additional funds to the venture.

In January 2006, we entered into a joint venture, in which we have a 35% interest, to develop a high-rise mixed-use tower in San Jose, California. At September 30, 2006, we had investments in the joint venture of $2.5 million and have committed to investing an additional $0.4 million in the venture.

In June 2006, we entered into a joint venture, in which we have a 33% interest, to develop property and construct single-family residences in Detroit, Michigan. At September 30, 2006, we had investments in and advances to the joint venture totaling $0.8 million. We are not obligated to loan additional funds to the venture.

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

Backlog

Our sales contracts require cash deposits in line with respective market practices and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered “backlog.” We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract, however, these homes are excluded from backlog until a sales contract is signed. At September 30, 2006 and 2005, we had 285 units and 122 units, respectively, of completed homes in inventory without sales contracts which represented 20% and 7%, respectively, of our total completed home inventory. Our cancellation rates for the fiscal years ended September 30, 2006 and 2005 were 32% and 24%, respectively. The increases in completed homes in inventory and cancellation rates are due to a general deterioration of the homebuilding and residential housing markets.

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

We may be adversely affected during periods of high inflation because of higher land, financing, labor and material costs. We attempt to pass to our customers any increases in our costs through increased sales prices, although this is becoming increasingly difficult given the recent deterioration in the homebuilding market. To date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

Critical accounting estimates and policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements:

Revenue recognition

Homebuilding.   Revenue from home and land sales is recorded when title is conveyed to the home or land buyer, adequate cash payment has been received and there is no continued involvement.

Mortgage banking.   We recognize the majority of the revenues associated with our mortgage operations when the mortgage loans and related servicing rights are sold to third-party investors. Origination fees, net of direct origination costs, are deferred and recognized as revenues, along with the associated gains and losses on the sales of the loans and related servicing rights, when the loans are sold. We sell all mortgage loans and related servicing rights to third-party investors.

Homebuilding inventory and cost of sales

We state inventories at accumulated costs unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair market value. In addition to the costs of direct land acquisition, land development and home construction, inventory costs include interest, real estate taxes and field construction and supervision salaries and related overhead expenses.

We use the specific identification method for the purpose of accumulating home construction costs. Cost of sales for homes delivered includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, based upon the total number of homes expected to be delivered in each project. Construction cost of the home includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared to the amount accrued, and adjustments are made if needed. Any significant changes to the estimated total development costs subsequent to the initial home deliveries in a project are generally allocated on a pro-rata basis to the total homes in the project. The change in estimate allocated to homes previously delivered is charged to cost of sales during the period in which the estimate is changed.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we assess housing projects and land held for development and sale for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset based on our intentions at the time of the review. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For purposes of these impairment calculations, we determine the fair value of each asset determined to be impaired either by using internal project modeling software to determine the present value of the estimated future cash flows on a community-by-community basis using discount rates which are commensurate with the risk of the community or by comparing to recent comparable land sales when the land appeared to have a better use other than for homebuilding.

The largest homebuilding project reviewed is in the Midwest region where we are developing land and currently intend to construct and sell approximately 1,100 homes over the next 6 years. In addition, we are obligated to purchase additional land in this project, on which we intend to construct and sell an additional 1,500 homes, for approximately $42 million at various dates beginning in June 2009. Due to the project’s overall size, timeline and complexity and our limited experience to date, our estimates of future recoverability are sensitive to management’s judgments and expectations of future market conditions. The project’s total inventory balance was approximately $88 million at September 30, 2006.

These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. We continue to monitor the homebuilding climate in each of our markets and could change our intentions about whether to continue homebuilding activities related to any assets in the future. Changes in our intentions or our expectations of market performance could have a material impact on the carrying value of our assets as certain of the assets determined to be recoverable on an undiscounted cash flow basis may have carrying values greater than fair value.

Variable interest entities

In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities. Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack a direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity, if they occur. FIN 46R requires the primary beneficiary of a VIE to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns or both, as a result of ownership, contractual interests or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests.

Forward contracts, such as the purchase agreements we use to acquire land and finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the seller entities with which we enter into purchase agreements are examined under FIN 46R for possible consolidation by us, including the joint venture entities or structures utilized by us on a limited basis. We have developed a methodology to determine whether we are the primary beneficiary. The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the seller entity’s expected profits and losses and the cash flows associated with changes in the fair value of the net assets within the entity. Because we do not have any contractual or ownership interests in the seller entities with which we contract to buy land or finished lots (other than the limited use of the joint venture entities or structures), we do not have the ability to compel these seller entities to provide financial or other data to assist us in the performance of our primary beneficiary evaluation. In many instances, these entities provide little, if any, financial information to us. This lack of direct information from the seller entities may result in our evaluation being conducted solely based on the aforementioned management judgments and estimates. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with these seller entities from which we acquire land and finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding our status or non-status as a seller entity’s primary beneficiary, possibly resulting in additional, or fewer, seller entities being consolidated on our financial statements.

We have applied, as required, FIN 46R to all variable interests and have determined that many of our options on land represent a variable interest in VIEs. We have determined we are the primary beneficiary of certain of these option contracts and although we do not have legal title to the optioned land, under FIN 46R, we are required to consolidate the land under the option at initial fair value.

Investments in and advances to unconsolidated entities

Investments in and advances to unconsolidated entities represent our ownership interest in entities that are accounted for under the equity method when we have a significant influence over the entity but hold less than a controlling interest or are not the primary beneficiary as defined by FIN 46R. Our partners in these entities generally are unrelated homebuilders, land sellers or other real estate entities. We record our investments in these entities in our consolidated balance sheets as investments in and advances to unconsolidated entities and our share of the entities’ earnings or losses in our consolidated statements of operations as equity in income of unconsolidated entities. We do not recognize earnings from home sites we purchase from joint ventures, but instead reduce our cost basis in these home sites by our share of the earnings on the home sites. Advances to these entities are included in the investment balance.

Warranty costs

Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects and product recalls incidental to our business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and other outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Litigation reserves

We have been named as defendants in various cases arising in the normal course of business. We accrue for these costs when the loss is both probable and can be reasonably estimated. We have accrued for costs to be incurred with respect to these cases based upon information provided by our legal counsel.

Insurance claims costs

We have, and require the majority of our subcontractors to have, general liability and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. We reserve for costs to cover our self-insured and deductible amounts under those policies and for any estimated costs of claims and lawsuits in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the judgment required in determining these estimated reserve amounts, actual future costs could differ from our currently estimated amounts.

Valuation of deferred tax assets

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or income tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. Although it is possible there will be changes that are not anticipated in our current estimates, we believe it is unlikely such changes would have a material period-to-period impact on our financial position or results of operations.

Stock-based compensation

We occasionally issue options to purchase our common stock to our employees and directors. All of these stock options have an exercise price equal to the fair market value of the underlying common shares on the date of grant and either vest immediately or vest in equal installments over four years from the anniversary of the grant date. We have estimated the fair market value of the underlying common shares on the date of grant by reference to recent stock transactions or recent valuations by independent specialists. We account for stock options under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”), require us to disclose the effects on net income had we recorded compensation expense in accordance with SFAS No. 123.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R applies to all awards granted, modified, repurchased or cancelled after the effective date. Since we previously used the minimum value method under SFAS 123, we will continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards. SFAS 123R becomes effective for us on October 1, 2006 and is not expected to have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement for APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires prior period financial statements to be restated for changes in accounting principles. SFAS 154 also redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 becomes effective for us on October 1, 2006 and is not expected to have a material impact on our consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. EITF 04-5 becomes effective for us on October 1, 2006 and is not expected to have a material impact on our results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance as to how the effects on prior year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 will require us to quantify misstatements using both a balance sheet and income statement approach, with adjustment required if either method results in a material error. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006. We are in the process of determining the effect, if any, the adoption of SAB 108 will have on our financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. As of September 30, 2006, we had a total of $290.6 million of floating rate debt outstanding, including our senior unsecured credit facility and other facilities. Borrowings under these facilities generally bear interest based on applicable margins plus LIBOR or an alternate base rate. Holding our variable rate debt balances constant as of September 30, 2006, each one percentage point increase in interest rates would result in an increase in interest incurred for the next fiscal year of approximately $2.9 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during fiscal 2006 would have resulted in an increase in interest incurred of approximately $4.1 million.

From time to time, we enter into interest rate swap or interest rate cap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to our floating rate debt. We do not enter into or hold derivatives for trading or speculative purposes. As of September 30, 2006, we were not a party to any derivative transactions. Subsequent to September 30, 2006, we entered into a two year interest rate cap agreement with a third-party to protect $100 million of our outstanding borrowings from sharp increases in the prevailing short-term interest rates.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kimball Hill, Inc.
Rolling Meadows, Illinois

We have audited the accompanying consolidated balance sheets of Kimball Hill, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the financial statements, the Company revised its segments for financial reporting purposes.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
December 20, 2006

Kimball Hill, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2006 and 2005 (in thousands, except shares)	2006	2005
Assets
HOMEBUILDING:
Cash and cash equivalents	$16,042	$16,763
Receivables	35,323	22,879
Inventory	899,297	808,778
Inventory not owned	37,821	46,721
Deferred expenses and other assets	19,229	11,207
Investments in and advances to unconsolidated entities	48,238	37,033
Deferred income taxes	14,133	13,541
Property and equipment, net of accumulated depreciation	10,635	5,185
	1,080,718	962,107
MORTGAGE BANKING:
Cash and cash equivalents	2,623	4,697
Trade accounts receivable	2,319	1,586
Mortgage loans held for sale	5,663	1,785
Property and equipment, net of accumulated depreciation	254	320
	10,859	8,388
TOTAL ASSETS	$1,091,577	$970,495
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$106,779	$94,370
Deposits on sales of residential units	6,333	14,008
Liabilities related to inventory not owned	5,015	10,402
Income taxes payable	3,702	15,368
Notes payable	500,208	473,225
	622,037	607,373
MORTGAGE BANKING:
Accounts payable and accrued expenses	927	914
Other liabilities	196	234
Notes payable for mortgage loans		186
	1,123	1,334
Total liabilities	623,160	608,707
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	43,244	45,495
MINORITY INTEREST IN INVENTORY NOT OWNED	31,721	31,721
REDEEMABLE EQUITY:
Redeemable common stock, no par value; shares outstanding: 228,002 and 298,000 at September 30, 2006 and 2005	26,334	33,763
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 10,000,000 shares authorized; shares outstanding: 4,316,878 and 3,578,486 at September 30, 2006 and 2005	111,305	20,216
Retained earnings	255,813	230,593
Total shareholders’ equity	367,118	250,809
TOTAL LIABILITIES AND EQUITY	$1,091,577	$970,495

See notes to consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries
Consolidated Statements of Operations

For the years ended September 30, 2006, 2005 and 2004 (in thousands)	2006	2005	2004
HOMEBUILDING:
Revenues:
Sales of residential units and land	$1,160,680	$1,143,671	$915,327
Rental and other income	3,164	2,970	4,728
Total homebuilding revenues	1,163,844	1,146,641	920,055
Expenses:
Cost of sales of residential units and land	973,203	862,646	729,497
General and administrative	70,007	94,013	58,103
Sales and marketing	60,121	50,551	46,064
Depreciation	751	756	872
Total homebuilding expenses	1,104,082	1,007,966	834,536
Equity in income of unconsolidated joint ventures	2,215	3,282	833
Minority interests in net earnings of consolidated partnerships	(290)	(6,152)	(4,232)
Homebuilding earnings before income taxes	61,687	135,805	82,120
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans	8,188	6,496	4,946
Interest income	34	61	1,046
Total mortgage banking revenues	8,222	6,557	5,992
Expenses:
General and administrative	4,490	4,681	4,409
Interest expense	7	34	625
Depreciation	92	124	94
Total mortgage banking expenses	4,589	4,839	5,128
Mortgage banking earnings before income taxes	3,633	1,718	864
EARNINGS BEFORE INCOME TAXES	65,320	137,523	82,984
PROVISION FOR INCOME TAXES	23,516	50,689	27,365
NET EARNINGS	$41,804	$86,834	$55,619

See notes to consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

For the years ended					Total
September 30, 2006, 2005 and 2004	Common stock		Unallocated	Retained	shareholders’
(in thousands, except shares)	Shares	Amount	ESOP shares	earnings	equity
BALANCE—October 1, 2003	3,472,467	$2,573	$ (1,667)	$119,424	$ 120,330
Net earnings				55,619	55,619
Allocated ESOP shares			971		971
Net change in redeemable common stock	(52,000)	(332)		(5,175)	(5,507)
Issuance of common stock	29,903	285			285
Repurchases of common stock	(11,001)	(470)			(470)
BALANCE—September 30, 2004	3,439,369	2,056	(696)	169,868	171,228
Net earnings				86,834	86,834
Distributions (net of tax of $3,160)				(5,266)	(5,266)
Allocated ESOP shares			696		696
Net change in redeemable common stock	(148,000)	(2,239)		(20,843)	(23,082)
Issuance of common stock	312,000	4,129			4,129
Tax benefit of stock options		1,440			1,440
Equity-based compensation		16,687			16,687
Repurchases of common stock	(24,883)	(1,857)			(1,857)
BALANCE—September 30, 2005	3,578,486	20,216	—	230,593	250,809
Net earnings				41,804	41,804
Net change in redeemable common stock	(188,013)	(5,659)		(16,584)	(22,243)
Issuance of common stock (net of issuance costs of $150)	1,092,380	114,825			114,825
Tax benefit of stock options		249			249
Equity-based compensation		821			821
Repurchases of common stock	(165,975)	(19,147)			(19,147)
BALANCE—September 30, 2006	4,316,878	$111,305	$ —	$255,813	$ 367,118

See notes to consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

For the years ended September 30, 2006, 2005 and 2004 (in thousands)	2006	2005	2004
Cash flows from operating activities:
Net earnings	$41,804	$86,834	$55,619
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	843	880	966
Inventory valuation adjustments	25,780
Write-off of land option costs	8,308
Amortization of deferred expenses	5,321	6,461	5,017
Equity-based compensation	821	16,687
ESOP compensation expense		696	971
Distributions of income from investments in unconsolidated entities	1,322	3,204	826
Net earnings from investments in unconsolidated entities	(2,215)	(3,282)	(833)
Minority interest in consolidated earnings	290	6,152	4,232
Deferred income taxes	(592)	(6,373)	(2,744)
Changes in operating assets and liabilities:
Receivables	(13,177)	(2,468)	2,968
Mortgage loans held for sale	(3,878)	2,970	64,400
Inventory	(120,130)	(115,398)	(176,908)
Deferred expenses and other assets	(7,945)	(9,190)	(6,428)
Accounts payable and accrued expenses	12,422	24,177	18,208
Deposits and other liabilities	(7,713)	(5,402)	10,600
Income taxes payable	(11,417)	3,506	2,208
Net cash (used in) provided by operating activities	(70,156)	9,454	(20,898)
Cash flows from investing activities:
Purchases of property and equipment	(7,236)	(555)	(660)
Disposals of property and equipment	1,009
Distributions of contributed capital from investments in unconsolidated entities	748	824
Contributions and advances to investments in unconsolidated entities	(10,824)	(25,506)	(12,021)
Net cash used in investing activities	(16,303)	(25,237)	(12,681)
Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	1,218,599	1,056,071	1,416,163
Repayments of notes and mortgage loans payable	(1,191,802)	(1,013,781)	(1,420,281)
Debt issuance costs	(6,598)
Net proceeds from issuance of common stock	114,825	4,129	285
Repurchases of common stock	(48,819)	(1,857)	(470)
Distributions		(8,426)
Contributions from minority interests		36,000	47,400
Distributions to minority interests	(2,541)	(42,549)	(27,459)
Net cash provided by financing activities	83,664	29,587	15,638
Net (decrease) increase in cash and cash equivalents	(2,795)	13,804	(17,941)
Cash and cash equivalents—Beginning of year	21,460	7,656	25,597
Cash and cash equivalents—End of year	$18,665	$21,460	$7,656
Reconciliation to cash and cash equivalents reported on the consolidated balance sheets:
Homebuilding	$16,042	$16,763
Mortgage banking	2,623	4,697
Total	$18,665	$21,460
Supplemental disclosure of cash flow information:
Cash paid for interest	$44,336	$38,275	$31,101
Cash paid for income taxes	$35,525	$53,557	$27,901
Supplemental disclosure of noncash investing and financing activities:
Inventory not owned includes $5,015 and $10,402 of liabilities related to inventory not owned for the years ended September 30, 2006 and 2005

See notes to consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.                 Summary of Significant Accounting Policies

Kimball Hill, Inc. and its subsidiaries (the “Company”) are actively involved in residential construction. The Company builds homes which include a wide range of single-family detached and multifamily products. The Company also owns a mortgage banking operation, KH Financial, L.P, which originates mortgages with an emphasis on facilitating the financing of residential loans secured by homes sold and constructed by the Company. All mortgages are sold to third parties. The Company has ownership interests in ventures which provide title agency services. The Company has residential development activities in the following states: California, Florida, Illinois, Nevada, Ohio, Oregon, Texas, Washington and Wisconsin.

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Kimball Hill, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries, as well as certain variable interest entities from which the Company is purchasing land or lots under option agreements and purchase contracts. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents—The Company considers investments in money market and bank certificates purchased with a maturity of three months or less to be cash equivalents.

Mortgage Loans Held for Sale—Mortgage loans held for sale consist of loans originated by the Company and intended for sale in the secondary market. In the aggregate, such loans are carried at the lower of cost or market. The Company sells all originated loans to third parties.

Inventory—The Company records inventory at accumulated costs unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair market value. In addition to the costs of direct land acquisition, land development and home construction, inventory costs include interest, real estate taxes and field construction and supervision salaries and related overhead expenses. The Company uses the specific identification method for the purpose of accumulating home construction costs.

Deferred Expenses—Deferred expenses include certain costs incurred which are expected to benefit future periods and are recognized as a component of sales and marketing or general and administrative expenses as units of a project are delivered. Deferred expenses also include debt issuance costs which are amortized over the lives of the respective debt obligations as a component of interest expense.

Investments In and Advances to Unconsolidated Entities—Investments in and advances to unconsolidated entities represent the Company’s ownership interest in unconsolidated entities and are accounted for under the equity method when the Company has a significant influence over the entity but holds less than a controlling interest or is not the primary beneficiary in a variable interest entity as defined by the Financial Accounting Standards Board (“FASB”) Revised Interpretation, Consolidation of Variable Interest Entities (“FIN 46R”).

Property and Equipment—Depreciation is computed principally by the straight-line method over the following estimated useful lives:

Land improvements	40 years
Buildings	40 years
Buildings—residential	30 years
Tenant improvements	Terms of related leases
Other	3 to 10 years

The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resultant gain or loss is included in operations.

Impairment of Long-Lived Assets—In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses housing projects, land held for development and sale, and property and equipment for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Due to the current change in market conditions, the national homebuilding climate and the Company’s expectations regarding the recoverability of certain assets, the Company reviewed all of its inventory for impairment and recorded an inventory impairment charge of $25.8 million during the year ended September 30, 2006. This charge is included in cost of sales in the accompanying consolidated statements of operations. When reviewing for impairment, the Company evaluated the future undiscounted net cash flows expected to be generated by each asset based upon the Company’s intentions at the time of the review to continue with planned homebuilding activities related to each asset. The impairment charge recorded consisted of $17.9 million of inventory write-downs in markets with active residential construction projects and $7.9 million of inventory write-downs related to the Company’s decision to exit the Cleveland market. For purposes of these impairment calculations, the Company determined the fair value of each asset determined to be impaired either by using internal project modeling software to determine the present value of the estimated future cash flows on a community-by-community basis using discount rates which are commensurate with the risk of the community or by comparing to recent comparable land sales when the land appeared to have a better use other than for homebuilding. The Company did not record any inventory impairment charges during the years ended September 30, 2005 or 2004.

The largest homebuilding project reviewed is in the Midwest region where the Company is developing land and currently intends to construct and sell approximately 1,100 homes over the next 6 years. In addition, the Company is obligated to purchase additional land in this project, on which it intends to construct and sell an additional 1,500 homes, for approximately $42 million at various dates beginning in June 2009. Due to the project’s overall size, timeline and complexity and the Company’s limited experience to date, its estimates of future recoverability are sensitive to management’s judgments and expectations of future market conditions. The project’s total inventory balance was approximately $88 million at September 30, 2006.

These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. The Company will continue to monitor the homebuilding climate in each of its markets and could change its intentions about whether to continue homebuilding activities related to any assets in the future. Changes in the Company’s intentions or its expectations of market performance could have a material impact on the carrying value of its assets as certain of the assets determined to be recoverable on an undiscounted cash flow basis may have carrying values greater than fair value.

Profit Recognition—Income from the sale of residential units or land parcels is recognized when title is conveyed to the home or land buyer, adequate cash payment has been received and there is no continuing involvement by the Company. Land and land development costs (including estimated costs to complete) are allocated to units and to land sold based on relative sales values. Payments received from customers prior to closing are recorded as deposits.

Gain on sales of mortgage loans, in the mortgage banking segment, is recognized as the difference between the sales price and the adjusted book value of the loans at the time of sale. The adjusted book value of the loans includes the original principal amount plus various basis adjustments related primarily to the deferrals of fees and points received and certain direct loan origination costs.

The Company entered into a flexible early purchase facility agreement in February 2004 which provided for a maximum facility limit of $75 million, then was subsequently amended in August 2004 to provide for a maximum facility limit of $150 million and was recently amended in March 2006 to provide for a maximum facility limit of $100 million. The terms of the purchase facility agreement allow the Company to sell qualifying loans to the holder of the flexible early purchase facility after such loans have been originated subject to the Company’s obligation to sell the loan to an investor in the secondary market. During the year ended September 30, 2006, approximately $457 million of mortgage loans were sold to the holder of the flexible early purchase facility. At September 30, 2006, the facility held $56.6 million of loans sold by the Company.

Income Taxes—Deferred tax liabilities and assets are determined based upon the temporary difference between the financial reporting carrying values and income tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The most significant of these differences arise from the computation of depreciation, inventory valuation adjustments, timing of settlement of certain insurance, legal, and warranty reserves, and the tax basis step-up of related party partnership interest purchases (see note 11).

Warranty Costs—Warranty reserves for homes are established in an amount estimated based on historical results to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during the warranty period.

Guarantees—The Company conducts a portion of its land acquisition, development and other activities through its non-controlling participation in joint ventures. For certain of the joint ventures, the Company provides guarantees considered normal in the industry to which it may be obligated to indemnify the other party with respect to certain matters (see note 4). The Company records the fair value of guarantees provided to non-consolidated joint ventures as an investment in the joint venture with a corresponding liability if the Company has determined the fair value to be more than insignificant. To date, the Company has not incurred any significant costs as a result of such indemnification agreements. As of September 30, 2006, the fair value of these guarantees are insignificant to the consolidated financial statements.

Self-Insurance—Certain insurable risks such as general liability and medical are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not reported.

Stock Plans—In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to apply the accounting prescribed by Accounting Principles Board Opinion No. 25 and related Interpretations (“APB 25”) in accounting for its stock plans.

The Company has recognized employee compensation cost for certain of its stock options granted that were considered to be variable awards (see note 9). If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, earnings before income taxes would have been reduced by approximately $0.1 million for the year ended September 30, 2006, increased by approximately $15.9 million for the year ended September 30, 2005 and reduced by approximately $0.6 million for the year ended September 30, 2004.

During fiscal 2005, the Company granted 37,500 deferred stock units, representing a right to receive 37,500 shares of the Company’s common stock at a future date. Under the terms of the agreement, one-third of the deferred stock units fully vest on each of October 1, 2005, 2006 and 2007, respectively, with the shares being issued on the earlier of: a) the fifth anniversary of the date of grant, b) the executive’s separation of service, c) the executive’s death or disability, or d) a change in control. Each year, the Company recognizes compensation cost, for the relative service period covered, equal to the market value of the underlying common shares of the Company on the date of grant. During both fiscal 2006 and 2005, compensation cost of $0.8 million related to deferred stock units is included in the Company’s consolidated statement of operations.

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instruments, both assets and liabilities. The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company’s financial instruments consist of cash equivalents, receivables, customer deposits, accounts payable and accrued expenses, mortgage loans held for sale, notes payable for mortgage loans, its senior unsecured credit facility, other senior secured credit facilities and its senior subordinated notes payable. The fair value of the senior subordinated notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities. The fair value of the senior subordinated notes payable is estimated at $182.7 million as of September 30, 2006. The carrying values of all other financial instruments approximate fair values because of the short maturity of those instruments and the terms available to the Company for similar types of instruments.

Derivative Financial Instruments—The Company’s risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company’s strategy is to engage in a risk management program involving the use of best-efforts and mandatory sales commitments to hedge 100% of its loans held for sale. The derivatives are carried at fair value with the changes in fair value recorded to current earnings.

Recent Accounting Pronouncements—In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R applies to all awards granted, modified, repurchased or cancelled after the effective date. Since the Company previously used the minimum value method under SFAS 123, the Company will continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards. SFAS 123R becomes effective for the Company on October 1, 2006 and is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement for APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires prior period financial statements to be restated for changes in accounting principles. SFAS 154 also redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

SFAS 154 becomes effective for the Company on October 1, 2006 and is not expected to have a material impact on its consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. EITF 04-5 becomes effective for the Company on October 1, 2006 and is not expected to have a material impact on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance as to how the effects on prior year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 will require the Company to quantify misstatements using both a balance sheet and income statement approach, with adjustment required if either method results in a material error. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The Company is in the process of determining the effect, if any, the adoption of SAB 108 will have on its financial statements.

2.                 Inventory

Inventory consists of the following at September 30, 2006 and 2005:

(in thousands)	2006	2005
Residential lots—developed and under development	$581,701	$541,169
Finished homes and construction in progress	262,392	248,878
Deposits on land purchases	15,499	15,612
Land held for future development or sale	39,705	3,119
Total	$899,297	$808,778

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as residential units are closed. Interest costs for the years ended September 30, 2006, 2005 and 2004 are as follows:

(in thousands)	2006	2005	2004
Capitalized interest—beginning of year	$40,076	$29,551	$34,917
Interest incurred	52,232	38,221	30,016
Interest included in cost of sales	(32,899)	(27,696)	(35,382)
Capitalized interest—end of year	$59,409	$40,076	$29,551

3.                 Inventory Not Owned

In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities. Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack a direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity, if they occur. FIN 46R requires the consolidation of VIEs in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

The Company has applied, as required, FIN 46R to all variable interests and has determined that many of its options on land represent a variable interest in VIEs. The Company has determined it is the primary beneficiary of certain of these option contracts and although the Company does not have legal title to the optioned land, under FIN 46R, it is required that the Company consolidate the land under the option at initial fair value.

At September 30, 2006 and 2005, the Company has consolidated optioned land with an initial fair value of approximately $37.8 million and $46.7 million for which it paid cash option deposits of $1.1 million and $4.6 million, respectively. The Company estimated the initial fair value of the consolidated optioned land based upon the Company’s option contract price. In many cases, the Company was unable to obtain the relevant financial information from the selling entities, therefore, the Company has used the information available to make an assumption as to whether the selling entity has additional assets or has debt obligations outstanding. The difference between the fair value of the land under contract and the Company’s non-refundable deposit is recorded in liabilities related to inventory not owned unless it is determined by the Company that the selling entity does not carry debt in which case the difference is recorded as minority interest in inventory not owned.

4.                 Investments In and Advances to Unconsolidated Entities

Investments in and advances to unconsolidated entities represent the Company’s ownership interest in entities accounted for under the equity method when it has a significant influence over the entity but holds less than a controlling interest in the entity or it is not the primary beneficiary in a VIE as defined by FIN 46R. The Company’s partners generally are unrelated homebuilders, land sellers or other real estate entities. The following is a summary of the Company’s significant investments as of September 30, 2006 and 2005:

The Company has invested in two joint ventures to acquire and develop land in Nevada. The Company has a 6.29% and 9.59% ownership interest, respectively, in these two ventures. As of September 30, 2006 and 2005, the Company had investments in the two joint ventures totaling $34.5 million and $29.6 million, respectively. At September 30, 2006, these joint ventures had third party debt of $471 million and $386 million, respectively, of which each joint venture member has guaranteed its pro rata share. These payment guarantees are only triggered in the event of bankruptcy of each joint venture. The Company expects to purchase land from these ventures in the future.

The Company has a 45% ownership interest in a joint venture to acquire and develop land in California. As of September 30, 2006, the venture had sold all of its land and repaid all borrowings under the loan facility. As of September 30, 2005, the Company had an investment of $0.5 million in the venture. As of September 30, 2005, the venture had borrowings of approximately $12 million outstanding of which the Company had guaranteed its pro-rata share.

In December 2002, the Company entered into a joint venture, in which it has a 23.75% interest, to develop property and construct single-family residences in Chicago, Illinois. At September 30, 2006 and 2005, the Company had investments in and advances to the joint venture totaling $4.9 million and $4.0 million, respectively. The Company has provided a financial and performance guaranty in connection with the venture’s $20 million construction financing for a single phase of the project. In addition, the Company has provided a guarantee on a $9 million tax increment financing bond for this project. As of September 30, 2006, $3.4 million of funds have been drawn on the construction financing facility and $4.3 million was drawn on the tax increment financing bond. The Company is not obligated to loan additional funds to the venture.

In May 2004, the Company entered into a joint venture, in which it has a 35% interest, to develop property in Detroit, Michigan. At September 30, 2006 and 2005, the Company had investments in and advances to the joint venture totaling $1.8 million and $1.3 million, respectively. The Company is not obligated to loan additional funds to the venture.

In August 2004, the Company entered into a joint venture, in which it has a 33.3% interest, to develop property and construct single-family residences in Chicago, Illinois. At September 30, 2006 and 2005, the Company had investments in and advances to the joint venture totaling $3.1 million and $1.5 million, respectively. The Company has provided a financial and performance guaranty in connection with certain of the venture’s indebtedness totaling $90.8 million, with the Company’s maximum financial guaranty limited to $10 million in the aggregate. At September 30, 2006, there were no borrowings outstanding under these credit facilities. The Company has also provided a guarantee in connection with a $9.8 million capital contribution to be made by an unrelated joint venture member, whereby the Company would make the contribution if the unrelated joint venture member does not. The Company is not obligated to loan additional funds to the venture.

In October 2005, the Company entered into a joint venture, in which it has a 49% interest, to develop property and construct single-family residences in Chicago, Illinois. At September 30, 2006, the Company had investments in and advances to the joint venture totaling $0.4 million. The Company is not obligated to loan additional funds to the venture.

In January 2006, the Company entered into a joint venture, in which it has a 35% interest, to develop a high-rise mixed-use tower in San Jose, California. At September 30, 2006, the Company had investments in the joint venture of $2.5 million and the Company has committed to investing an additional $0.4 million in the venture.

In June 2006, the Company entered into a joint venture, in which it has a 33% interest, to develop property and construct single-family residences in Detroit, Michigan. At September 30, 2006, the Company had investments in and advances to the joint venture totaling $0.8 million. The Company is not obligated to loan additional funds to the venture.

5.                 Leases

The Company leases certain property from others under non-cancelable leases. Office leases are generally for terms of three to five years and generally provide renewal options. The Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum lease payments required under operating leases are as follows:

Year ending September 30 (in thousands):
2007	$2,266
2008	2,514
2009	2,313
2010	1,979
2011	771
After 2011	857
Total	$10,700

6.                 Property and Equipment

The following is a summary of property and equipment as of September 30, 2006 and 2005:

(in thousands)	2006	2005
Homebuilding:
Operating properties:
Land and land improvements	$2,592	$1,649
Buildings	9,373	5,761
Building and tenant improvements	2,256	1,552
Total operating properties	14,221	8,962
Other:
Office equipment	7,103	6,822
Vehicles and construction equipment	131	131
Total other	7,234	6,953
	21,455	15,915
Accumulated depreciation	(10,820)	(10,730)
Total homebuilding	$10,635	$5,185
Mortgage banking:
Leasehold improvements	$79	$79
Office equipment	588	562
	667	641
Accumulated depreciation	(413)	(321)
Total mortgage banking	$254	$320

Operating properties consist of two office developments with approximately 111,000 square feet of leasable area. The properties are pledged as collateral for certain mortgage loans (see note 7).

7.                 Financing

Homebuilding

The Company’s notes payable consist of the following as of September 30, 2006 and 2005:

(in thousands)	2006	2005
Senior subordinated notes (net of unamortized discount)	$200,750
Senior unsecured credit facility	244,947
Other senior secured credit facilities	54,511	$115,178
Other senior debt		6,921
Senior secured revolving credit facilities		306,126
Working capital loans		45,000
Total	$500,208	$473,225

In December 2005, the Company issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. The Company may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s wholly owned subsidiaries, other than the Company’s mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that could restrict the Company’s ability and that of its restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of the Company’s assets. As of September 30, 2006, the Company was restricted from incurring additional indebtedness, except under certain limited circumstances.

In May 2006, the Company completed an offer to exchange all of the senior subordinated notes issued in December 2005 for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement.

In December 2005, the Company entered into a new senior unsecured credit facility to finance its business operations. Proceeds of the new credit facility were used to retire its existing senior secured revolving credit facilities and substantially all of its other senior secured credit facilities. The credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. The Company has the right, without the consent of its lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior unsecured credit facility to exceed $700 million. The applicable borrowing base will be determined regularly throughout the life of the facility. The composition of the borrowing base will be limited to parameters set forth in the credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) will be removed from the borrowing base if held beyond specified maturity dates. Borrowings under the credit facility will generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon the Company’s senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the facility and is payable quarterly in arrears. As of September 30, 2006, the Company had $245 million of borrowings under the credit facility at an effective interest rate of 7.34% and, after giving effect to the borrowing base limitation, had additional availability of approximately $254 million. The Company’s obligations under the senior unsecured credit facility are guaranteed by all of its wholly-owned subsidiaries, other than the Company’s mortgage subsidiary, and are subject to a number of customary financial and operating covenants, including covenants requiring the Company to: maintain a minimum tangible net worth of at least $225 million plus 50% of positive net income as earned subsequent to September 30, 2005; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.50x; maintain a ratio of total debt to adjusted tangible net worth not in excess of 2.0x (decreasing to 1.75x as of March 31, 2007); maintain an interest coverage ratio of no less than 2.25x; and limit the number of speculative housing units owned by the Company, excluding foundations, as of the end of any fiscal quarter to a maximum of 30% of the Company’s housing unit closings during the previous 12-month period; and limit the number of speculative housing units in any building region, excluding foundations, as of the end of any fiscal quarter to a maximum of 35% of the Company’s housing unit closings in such region during the previous 12-month period. In addition to these covenants, the credit facility includes restrictions upon debt and investments which permit: subordinated debt up to $300 million; other unsecured debt up to $25 million; secured debt up to 25% of tangible net worth; guarantees of minority-owned joint venture debt up to 35% of adjusted tangible net worth; and investments in minority-owned joint ventures up to 30% of tangible net worth. For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of the Company’s outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment). As of and during the year ended September 30, 2006, the Company was in compliance with the covenants of this facility. This facility has been amended subsequent to September 30, 2006 (see note 16).

The Company is party to two senior secured project-specific acquisition, development and construction loans. These loans bear interest at a floating rate ranging from the prime rate to the prime rate plus 1% with maturities generally tied to the sale of the underlying inventory. As of September 30, 2006, the Company had $45.7 million outstanding related to these project-specific acquisition, development and construction loans.

The Company has a first mortgage note for an office complex in Rolling Meadows, Illinois. The mortgage note is secured by the office complex and bears interest at 4.81%. The Company makes monthly principal and interest payments of $25,488 with the balance due October 2007. As of September 30, 2006, the Company had $4.0 million outstanding on the mortgage note.

The Company has a term loan of $4.8 million for an office building in Rolling Meadows, Illinois. The term loan is secured by the office building and bears interest equal to the prime rate. The Company makes monthly interest payments with the principal balance due March 2009. As of September 30, 2006, the Company had $4.8 million outstanding on the term loan.

Prior to the issuance of the senior subordinated notes and the closing of the Company’s unsecured credit facility, the Company’s borrowing facilities consisted primarily of four revolving credit facilities that provided for maximum borrowings of $824 million. The senior secured revolving credit facilities bore interest at variable interest rates, ranging from LIBOR plus 2.0% to prime plus 0.9%. Pursuant to one of the senior secured revolving credit facilities, the Company borrowed $25 million and $20 million under two working capital loan agreements with fixed interest rates of 13.75% and 12.5%, respectively. In addition to the senior secured revolving credit facilities and working capital loans, the Company was party to several senior secured project-specific acquisition, development and construction loans that bore interest at a floating rate ranging from the prime rate to the prime rate plus 1%.

The aggregate principal payments due on the notes payable are as follows:

Year ending September 30 (in thousands):
2007	$9,942
2008	39,769
2009	4,800
2010	244,947
2011	—
After 2011	200,750
Total	$500,208

Mortgage Banking

Notes payable for mortgage loans represent borrowings from a third party financial institution under a revolving credit agreement which was entered into in January 2001, and provided for maximum borrowings of $75 million. The Company amended the credit agreement in August 2004 to provide for maximum borrowings of $10 million and extended the termination date to March 2006 with a third amendment in March 2005. The Company again amended the credit agreement in March 2006 to provide for maximum borrowings of $5 million and extended the termination date to March 2007, at which time the Company expects to enter into a new agreement. Borrowings under the credit agreement are secured by the underlying mortgage loans. Interest accrues at LIBOR plus 2.25% (8.08% at September 30, 2006). The terms of the credit agreement contain restrictive covenants which require KH Financial, L.P., among other things, to maintain a minimum net worth amount, to maintain certain financial ratios and limit distributions. At September 30, 2006 and 2005, there was $0 and approximately $0.2 million outstanding on notes payable for mortgage loans. As of and during the year ended September 30, 2006, the Company was in compliance with the covenants of this credit agreement.

8.                 Redeemable Common Stock

Under the terms of the Company’s amended stock option plans (see note 9), the Company has contractual obligations to purchase shares of its outstanding common stock from its directors and certain of its executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation. The terms of the original stock option agreements required the repurchase obligation at an amount other than fair market value. Subsequent to September 30, 2005, the Company amended the stock option agreements so that the repurchase obligation is at fair market value.

At the time outstanding shares qualify for this redemption right, the redemption amount is transferred from shareholders’ equity to redeemable common stock. Subsequent changes to the redemption amount are transferred from shareholders’ equity to redeemable common stock in the case of an increasing redemption amount, or, from redeemable common stock to shareholders’ equity in the case of a decreasing redemption amount. During fiscal 2006, 61,000 shares that were not redeemable as of September 30, 2005 became redeemable, 140,000 new shares that qualified for this redemption right were issued upon the exercise of stock options, and 12,987 shares were sold by shareholders who qualified for this redemption right to shareholders who did not qualify for this redemption right. During fiscal 2006, 258,011 redeemable shares were repurchased by the Company.

Certain outstanding options would qualify for this redemption right after exercise of the options.

9.                 Stock Plans

Executives and other key employees have been granted options to purchase common shares of the Company. In each case, the option price equals the estimated fair market value of the common shares on the day of the grant. The options’ terms range from three to eight years and vesting terms from immediately upon grant to vesting in equal annual installments over four years.

The various stock option agreements issued under the Company’s stock option plans, prior to September 30, 2005, included a feature that required the Company to repurchase outstanding shares, issued under the agreements, at an amount other than fair market value, upon termination of board membership or employment by reason of specified circumstances. As those specified circumstances were within the control of certain of the option holders as of September 30, 2005, the Company recorded compensation expense of $15.9 million, and a related tax benefit of $4.1 million during fiscal 2005, to record those equity based awards at their other than fair market value repurchase price as of that date. Subsequent to September 30, 2005, the Company amended its stock option agreements to provide that any repurchases of shares under the agreements be of shares owned for longer than six months at fair market value.

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006 and 2004: risk-free interest rate of 5.00% and 2.83%, respectively, expected lives of 3 years to 7 years and no dividend yield. There were no stock options granted in 2005. A summary of shares is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Options outstanding—beginning of year	214,000	$32.08	529,000	$20.98	486,000	$13.06
Granted	12,000	115.50			135,000	41.80
Forfeited	(10,000)	23.40			(62,097)	9.70
Exercised	(140,000)	35.54	(315,000)	13.45	(29,903)	9.51
Options outstanding—end of year	76,000	$40.02	214,000	$32.08	529,000	$20.98
Options exercisable—end of year	64,000		214,000		529,000

The weighted average fair value of the stock options granted in 2006 and 2004 calculated using a Black-Scholes option-pricing model is $30.36 and $4.14 per share, respectively.

Additional information for stock options outstanding at September 30, 2006 is as follows:

		Weighted
		average		Weighted
Range of		remaining		average
exercise	Outstanding	contractual life	Exercisable	exercise
prices	options	(in years)	options	price
$ 7.75	15,000	0.25	15,000	$7.75
$ 10.00	16,000	1.14	16,000	$10.00
$ 41.80	33,000	1.25	33,000	$41.80
$115.50	12,000	9.56	—	$115.50
	76,000		64,000

10.          Employee Stock Ownership Plan

The Company initiated an Employee Stock Ownership Plan (“ESOP”) in December 2000 as part of its benefit plan package covering substantially all employees, provided they have met certain eligibility requirements as defined in the plan document. The ESOP is designed to provide employees with ownership of the Company’s stock.

In December 2000, the ESOP borrowed $4 million from a third party and used the proceeds to purchase 234,467 shares of the Company’s common stock (6.7% of the outstanding common stock of the Company at that date). The ESOP notes were guaranteed by the Company with a four-year maturity and a variable interest rate at prime. The notes were repaid in full in December 2004.

The number of shares allocated to participants was based on the quarterly payments of principal and interest due on the ESOP notes. During the years ended September 30, 2005 and 2004, shares valued at approximately $0.7 million and $1.0 million, respectively, were allocated to participants and were included in the consolidated statements of operations as compensation cost. All shares were allocated to participants as of September 30, 2005, therefore, there were no shares allocated to participants during fiscal 2006.

During fiscal 2006, the Company purchased, directly from former employees, 20,785 shares that were previously allocated under the ESOP. During fiscal 2005 and 2004, the Company purchased, directly from former employees, 25,580 and 6,001 shares, respectively, that were previously allocated under the ESOP. As of September 30, 2006, all shares under the ESOP were allocated to participants.

11.          Income Taxes

The provision for income taxes for the years ended September 30, 2006, 2005 and 2004 consists of the following:

(in thousands)	2006	2005	2004
Current tax expense:
Federal	$21,924	$52,383	$27,900
State	2,184	4,679	2,209
Total current tax expense	24,108	57,062	30,109
Deferred tax benefit
Federal	(538)	(5,852)	(2,549)
State	(54)	(521)	(195)
Total deferred tax benefit	(592)	(6,373)	(2,744)
Total	$23,516	$50,689	$27,365

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset as of September 30, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Deferred tax assets:
Warranty, general liability and litigation reserves	$4,763	$4,920
Inventory valuation adjustments	7,387
Tax basis step-up on purchase of partnership interests	1,591	3,160
Deferred and equity based compensation	1,100	6,031
Other	23
Total deferred tax assets	14,864	14,111
Deferred tax liabilities:
Depreciation	731	570
Total deferred tax liabilities	731	570
Net deferred tax asset	$14,133	$13,541

The following table reconciles the federal statutory income tax rate to the effective income tax rate for the years ended September 30, 2006, 2005 and 2004:

	2006	2005	2004
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	2.1	2.0	1.6
Pemanent differences	(1.5)	(0.4)	0.2
Other	0.4	0.3	(3.8)
Effective rate	36.0%	36.9%	33.0%

12.          Related-Party Transactions

On September 12, 2006, the Company entered into a Subscription Agreement and Investor Rights Agreement with Equity Investments III, LLC (“EI”). Pursuant to the Subscription Agreement, the Company sold 952,380 shares of its common stock to EI for an aggregate purchase price of $110 million, effectively making EI a related party.

In addition to the transaction described above, the following is a summary of the transactions between the Company and EI or its affiliates since October 1, 2005:

Notes Payable.   The Company was a party to several credit facilities and loans with an affiliate of EI, which were used to fund acquisition, development or construction projects. All amounts outstanding under these facilities and loans were repaid on December 19, 2005 with proceeds from the issuance of $203 million of senior subordinated bonds and a new $500 million unsecured revolving credit facility. From October 1, 2005 until December 19, 2005, the Company paid approximately $3.0 million to the affiliate of EI, which represented interest and fees payable under these facilities and loans.

Limited Partnership Investment.   An affiliate of EI is currently a limited partner in three consolidated partnerships formed by the Company to engage in certain residential development and construction projects. The affiliate of EI has provided a total of $35 million in equity capital in exchange for ownership interests in the respective partnerships. As of September 30, 2006, EI or an affiliate had a total capital balance of approximately $35 million in those consolidated partnerships which is reflected as minority interest in the Company’s consolidated balance sheets as of September 30, 2006.

During fiscal 2006, the Company repurchased 403,201 shares from certain current and former directors and officers for $46.4 million.

The Company has also entered into various transactions with other related entities (those owned wholly or partially by the controlling shareholder). These transactions during the years ended September 30, 2005 and 2004 are summarized below:

(in thousands)	2005	2004
Purchase of lots from related entities		$16,780
Purchase of membership interest in, and receivables from, an unconsolidated joint venture		$3,296
Purchase of the general partnership interest in a land development partnership		$4,299
Fees paid by related entities to the Company for management of non-consolidated housing projects; fees are based on a percentage of revenues	$108	$1,254
Amounts due from related entities and the controlling shareholder		$3,104

There were no homebuilding transactions with related entities (those owned wholly or partially by the controlling shareholder) during the year ended September 30, 2006.

An entity controlled by the controlling shareholder of the Company has entered into several limited partnerships with the Company. A summary of the activity included in the Company’s financial statements is as follows:

(in thousands)	2005	2004
Beginning balance of related party included in minority interest	$36,446	$21,350
Contributions from related party		38,400
Distributions to related party	(42,399)	(27,516)
Minority interest in net earnings	5,953	4,212
Ending balance of related party included in minority interest	$—	$36,446

During fiscal 2005, the Company purchased the related entity’s interests in these partnerships at a price of $27.3 million, which was approximately $8.4 million over the reported minority interest financial statement basis. The transaction was treated as an exchange of assets between entities under common control, and the amount of purchase price over the financial statement basis was treated as a distribution to the controlling shareholder of the Company. For income tax purposes, the distribution was treated as a step-up in basis in inventory owned and represents a deferred tax asset of approximately $1.6 million and $3.2 million to the Company as of September 30, 2006 and 2005, respectively.

As of September 30, 2005, the Company had paid cumulative premiums totaling $3.8 million relating to life insurance policies for the controlling shareholder. The cumulative premiums paid were recorded, with the Company’s cash surrender value on policies where the Company is the beneficiary, in deferred expenses and other assets on the consolidated balance sheets. In response to the uncertainty created by Section 402 of the Sarbanes-Oxley Act of 2002, on April 11, 2006, the controlling shareholder paid the Company approximately $4.2 million for all premiums advanced by the Company under these policies and suspended making any further payments on behalf of the controlling shareholder.

During fiscal 2004, the Company’s controlling shareholder purchased lots from the Company at the Company’s cost basis of $0.4 million.

13.          Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land for future development and/or developed lots. The agreements generally are contingent upon municipality approvals. As of September 30, 2006, the Company has rights, under such agreements, to purchase approximately 9,700 lots, within 50 separate developments, with an aggregate contract price of approximately $433 million. Approximately 1,700 of those lots contain specific performance requirements, with an aggregate purchase price of approximately $47 million, of which the Company is obligated to pay approximately $5 million within the next twelve months and the remaining $42 million at various dates beginning in June 2009. Approximately 1,800 of the lots, with an aggregate purchase price of approximately $165 million, are to be purchased from joint ventures in which the Company has an investment balance of approximately $34 million as of September 30, 2006. This investment is recorded in investments in and advances to unconsolidated entities on the consolidated balance sheets.

At September 30, 2006, excluding inventory not owned (see note 3), the Company was contingently liable to banks and financial institutions for approximately $54 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land option contracts.

Under the terms of the Company’s amended stock plans (see notes 1 and 9), the Company has contractual obligations to purchase shares of its common stock, including shares issuable under outstanding options, from its directors and certain of its executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation. As of September 30, 2006, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been approximately $43.3 million in the event that all of these obligations were triggered.

The Company is involved in litigation incidental to its business, the disposition of which should not have a material effect on the Company’s financial position or results of operations.

The Company provides product warranties to its customers covering workmanship, materials and certain mechanical systems for two years, and structural systems for ten years. The Company estimates and records warranty liabilities based on historical experience and known risks at the time a home closes, and in the case of unexpected claims, upon identification and quantification of the obligations. The Company’s warranty accrual is included in accounts payable and accrued expenses in its consolidated balance sheets. Changes in the Company’s warranty liability for the fiscal years ended September 30, 2006, 2005 and 2004 are as follows:

(in thousands)	2006	2005	2004
Balance at beginning of year	$5,844	$3,324	$3,448
Warranties issued	5,419	6,204	3,608
Settlements and other adjustments	(5,465)	(3,684)	(3,732)
Balance at end of year	$5,798	$5,844	$3,324

At September 30, 2006, the Company was committed to fund approximately $19.8 million in mortgage loans to homebuyers at agreed-upon rates. The Company has entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

14.          Segment Information and Concentrations

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has identified five reportable homebuilding segments, conducting business in 9 states, and one mortgage banking reportable segment. The Company historically aggregated its homebuilding operating segments into one reportable segment and accordingly has revised that historical presentation for all periods to conform to the current year presentation of five reportable homebuilding segments. The Company’s homebuilding segments are engaged in the acquisition and development of land, and construction and sale of residential homes. The Company’s mortgage banking segment originates mortgages, which are sold to third parties.

The Company’s chief decision maker, its chief executive officer, routinely reviews information on the Company’s operating segments. Management evaluates a segment’s performance based upon a number of factors including segment earnings before income taxes.

The Company’s corporate departments provide certain services that are advantageous to perform in a centralized manner, given certain cost efficiencies or required technical expertise. The Company’s corporate functions include: financial analysis, human resources, information technology, legal, planning, risk management, sales training, strategic marketing and treasury. Only corporate costs that are deemed to directly benefit certain operating segments are allocated to those operating segments.

Operations within the Company’s reportable homebuilding segments have been determined to have similar economic characteristics, including: similar historical and expected future operating performance, employment trends, land availability, acquisition and development constraints, municipality behavior and meet the other aggregation criteria in SFAS 131. The reportable homebuilding segments include operations in the following geographical regions:

Florida

Midwest: Illinois, Ohio and Wisconsin

Nevada

Pacific Coast: California, Oregon and Washington

Texas

The Company’s internal measurement system has established accountabilities to continually improve business focus and increase its ability to react quickly to changes in particular markets as well as changes to the overall homebuilding business cycle. This measurement system, which is not based on GAAP, is intended to motivate behavior of employees and drive performance. The sales and cost information used for internal purposes varies from the Company’s consolidated, externally reported information resulting in reconciling items.

The following tables illustrate the revenue, earnings before income taxes and assets of the Company’s reportable segments. Included are reconciliations to the amounts reported in the Company’s consolidated financial statements.

	For the fiscal years ended September 30:
Revenues (in thousands)	2006	2005	2004
Florida	$112,470	$116,951	$96,824
Midwest	263,506	280,859	220,711
Nevada	171,455	176,803	116,115
Pacific Coast	290,406	326,482	222,752
Texas	323,887	243,843	269,721
Mortgage banking	8,222	6,557	5,992
Segment revenue subtotal	1,169,946	1,151,495	932,115
Corporate and unallocated(a)	2,120	1,703	1,648
	1,172,066	1,153,198	933,763
GAAP adjustment(b)			(7,716)
Consolidated total revenues	$1,172,066	$1,153,198	$926,047

(a)     Corporate and unallocated includes land sales where the asset was held in the Company’s corporate department rather than one of the Company’s operating segments. Rental and other income are also included within corporate and unallocated revenues.

(b)     GAAP adjustment relates to certain projects managed, but not owned or consolidated by the Company. For internal measurement purposes the projects were included, as if owned by the Company, in its operating segment reports.

	For the fiscal years ended September 30:
Earnings Before Income Taxes (in thousands)	2006	2005	2004
Florida	$7,502	$15,168	$9,862
Midwest	(13,870)	25,035	19,231
Nevada	42,143	67,543	30,682
Pacific Coast	68,620	110,103	60,640
Texas	15,066	5,572	17,309
Mortgage banking	3,633	1,718	864
Segment earnings before income taxes subtotal	123,094	225,139	138,588
Corporate and unallocated	(29,780)	(39,233)	(22,788)
	93,314	185,906	115,800
Homebuilding interest expense	(32,899)	(27,696)	(35,382)
GAAP adjustment(c)	4,905	(20,687)	2,566
Consolidated earnings before income taxes	$65,320	$137,523	$82,984

(c)     Included in the fiscal 2005 GAAP adjustment is compensation expense of $15.9 million related to stock options that were deemed to be variable awards. This expense was not included within the Company’s internal measurement system. Also included in the GAAP adjustment for all fiscal years presented is (a) a timing difference for certain capitalizable indirect construction costs that are expensed as incurred in the Company’s internal measurement system and (b) minority interest expense which is not included in the Company’s internal measurement system.

	As of September 30:
Assets (in thousands)	2006	2005
Florida	$91,226	$77,432
Midwest	267,519	237,467
Nevada	224,331	196,815
Pacific Coast	181,289	184,617
Texas	197,604	173,620
Mortgage banking	10,859	8,388
Segment assets subtotal	972,828	878,339
Corporate and unallocated	118,749	92,156
Consolidated assets	$1,091,577	$970,495

15.   Summarized Financial Information

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

As of September 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$1,518	$14,511	$13	$—	$16,042
Receivables		32,834	2,489		35,323
Inventory		720,984	178,313		899,297
Inventory not owned		37,821			37,821
Deferred expenses and other assets	9,103	9,938	188		19,229
Investments in and advances to unconsolidated entities		48,238			48,238
Deferred income taxes	14,133				14,133
Property and equipment, net of accumulated depreciation	8,291	2,344			10,635
Investments in subsidiaries	309,830	19,523		(329,353)
	342,875	886,193	181,003	(329,353)	1,080,718
MORTGAGE BANKING			10,859		10,859
TOTAL ASSETS	$342,875	$886,193	$191,862	$(329,353)	$1,091,577
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$228	$105,809	$742	$—	$106,779
Deposits on sales of residential units		6,246	87		6,333
Liabilities related to inventory not owned		5,015			5,015
Income taxes payable	3,702				3,702
Notes payable	454,665	9,801	35,742		500,208
Intercompany	(509,172)	423,848	85,324
	(50,577)	550,719	121,895		622,037
MORTGAGE BANKING			1,123		1,123
Total liabilities	(50,577)	550,719	123,018		623,160
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			43,827	(583)	43,244
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721
REDEEMABLE EQUITY	26,334				26,334
SHAREHOLDERS’ EQUITY	367,118	303,753	25,017	(328,770)	367,118
TOTAL LIABILITIES AND EQUITY	$342,875	$886,193	$191,862	$(329,353)	$1,091,577

As of September 30, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$6,875	$9,786	$102	$—	$16,763
Receivables		22,849	30		22,879
Inventory		670,170	138,608		808,778
Inventory not owned		46,721			46,721
Deferred expenses and other assets	6,364	4,671	172		11,207
Investments in and advances to unconsolidated entities		37,033			37,033
Deferred income taxes	13,541				13,541
Property and equipment, net of accumulated depreciation	2,593	1,734	858		5,185
Investments in subsidiaries	269,215	9,522		(278,737)
	298,588	802,486	139,770	(278,737)	962,107
MORTGAGE BANKING			8,388		8,388
TOTAL ASSETS	$298,588	$802,486	$148,158	$(278,737)	$970,495
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$33	$93,547	$790	$—	$94,370
Deposits on sales of residential units		13,830	178		14,008
Liabilities related to inventory not owned		10,402			10,402
Income taxes payable	15,368				15,368
Notes payable	4,126	397,038	72,061		473,225
Intercompany	(5,511)	(9,071)	14,582
	14,016	505,746	87,611		607,373
MORTGAGE BANKING			1,334		1,334
Total liabilities	14,016	505,746	88,945		608,707
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS		446	45,049		45,495
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721
REDEEMABLE EQUITY	33,763				33,763
SHAREHOLDERS’ EQUITY	250,809	264,573	14,164	(278,737)	250,809
TOTAL LIABILITIES AND EQUITY	$298,588	$802,486	$148,158	$(278,737)	$970,495

For the year ended September 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$1,141,282	$30,961	$(11,563)	$1,160,680
Rental and other income	477	1,820	867		3,164
Total homebuilding revenues	477	1,143,102	31,828	(11,563)	1,163,844
Expenses:
Cost of sales of residential units and land		956,240	27,749	(10,786)	973,203
General and administrative	24,495	45,434	78		70,007
Sales and marketing		58,968	1,153		60,121
Depreciation	185	566			751
Total homebuilding expenses	24,680	1,061,208	28,980	(10,786)	1,104,082
Intercompany charge	24,203	(24,203)
Equity in income of unconsolidated joint ventures		2,215			2,215
Minority interests in net losses (earnings) of consolidated partnerships		590	(1,463)	583	(290)
Homebuilding earnings before income taxes	—	60,496	1,385	(194)	61,687
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			8,188		8,188
Interest income			34		34
Total mortgage banking revenues			8,222		8,222
Expenses:
General and administrative			4,490		4,490
Interest expense			7		7
Depreciation			92		92
Total mortgage banking expenses			4,589		4,589
Mortgage banking earnings before income taxes			3,633		3,633
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	65,320	722		(66,042)
EARNINGS BEFORE INCOME TAXES	65,320	61,218	5,018	(66,236)	65,320
PROVISION FOR INCOME TAXES	23,516	22,038	1,806	(23,844)	23,516
NET EARNINGS	$41,804	$39,180	$3,212	$(42,392)	$41,804

For the year ended September 30, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$1,127,655	$16,016	$—	$1,143,671
Rental and other income	246	2,376	348		2,970
Total homebuilding revenues	246	1,130,031	16,364		1,146,641
Expenses:
Cost of sales of residential units and land		850,199	12,447		862,646
General and administrative	26,981	66,738	294		94,013
Sales and marketing		49,816	735		50,551
Depreciation	105	617	34		756
Total homebuilding expenses	27,086	967,370	13,510		1,007,966
Intercompany charge	26,840	(26,840)
Equity in income of unconsolidated joint ventures		3,282			3,282
Minority interests in net earnings of consolidated partnerships		(5,953)	(199)		(6,152)
Homebuilding earnings before income taxes	—	133,150	2,655		135,805
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			6,496		6,496
Interest income			61		61
Total mortgage banking revenues			6,557		6,557
Expenses:
General and administrative			4,681		4,681
Interest expense			34		34
Depreciation			124		124
Total mortgage banking expenses			4,839		4,839
Mortgage banking earnings before income taxes			1,718		1,718
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	137,523	2,655		(140,178)
EARNINGS BEFORE INCOME TAXES	137,523	135,805	4,373	(140,178)	137,523
PROVISION FOR INCOME TAXES	50,689	50,112	1,614	(51,726)	50,689
NET EARNINGS	$86,834	$85,693	$2,759	$(88,452)	$86,834

\

For the year ended September 30, 2004 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$915,327	$—	$—	$915,327
Rental and other income	211	4,223	294		4,728
Total homebuilding revenues	211	919,550	294		920,055
Expenses:
Cost of sales of residential units and land		729,332	165		729,497
General and administrative	21,788	36,082	233		58,103
Sales and marketing		45,847	217		46,064
Depreciation	97	742	33		872
Total homebuilding expenses	21,885	812,003	648		834,536
Intercompany charge	21,674	(21,674)
Equity in income of unconsolidated joint ventures		833			833
Minority interests in net earnings of consolidated partnerships		(4,232)			(4,232)
Homebuilding earnings before income taxes	—	82,474	(354)		82,120
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			4,946		4,946
Interest income			1,046		1,046
Total mortgage banking revenues			5,992		5,992
Expenses:
General and administrative			4,409		4,409
Interest expense			625		625
Depreciation			94		94
Total mortgage banking expenses			5,128		5,128
Mortgage banking earnings before income taxes			864		864
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	82,984	(378)		(82,606)
EARNINGS BEFORE INCOME TAXES	82,984	82,096	510	(82,606)	82,984
PROVISION FOR INCOME TAXES	27,365	27,092	168	(27,260)	27,365
NET EARNINGS	$55,619	$55,004	$342	$(55,346)	$55,619

For the year ended September 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$41,804	$39,180	$3,212	$(42,392)	$41,804
Adjustments to reconcile net earnings to cash flows from operating activities	(47,564)	(59,949)	(45,401)	40,954	(111,960)
Net cash used in operating activities	(5,760)	(20,769)	(42,189)	(1,438)	(70,156)
Cash flows from investing activities:
Purchases of property and equipment	(5,883)	(1,328)	(25)		(7,236)
Disposals of property and equipment		151	858		1,009
Distributions of contributed capital from investments in unconsolidated entities		748			748
Contributions to investments in unconsolidated entities		(10,824)			(10,824)
Contributions to investments in subsidiaries		(9,079)		9,079
Net cash (used in) provided by investing activities	(5,883)	(20,332)	833	9,079	(16,303)
Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	868,922	323,189	26,488		1,218,599
Repayments of notes and mortgage loans payable	(418,383)	(710,426)	(62,993)		(1,191,802)
Debt issuance costs	(6,598)				(6,598)
Net proceeds from issuance of common stock	114,825				114,825
Repurchases of common stock	(48,819)				(48,819)
Distributions to minority interests		144	(2,685)		(2,541)
Contributions from parent and guarantors			9,079	(9,079)
Distributions to parent and guarantors			(1,438)	1,438
Intercompany	(503,661)	432,919	70,742
Net cash provided by financing activities	6,286	45,826	39,193	(7,641)	83,664
Net (decrease) increase in cash and cash equivalents	(5,357)	4,725	(2,163)	—	(2,795)
Cash and cash equivalents— Beginning of year	6,875	9,786	4,799		21,460
Cash and cash equivalents— End of year	$1,518	$14,511	$2,636	$—	$18,665
Reconciliation to cash and cash equivalents reported on the consolidated balance sheets:
Homebuilding	$1,518	$14,511	$13		$16,042
Mortgage banking			2,623		2,623
Total	$1,518	$14,511	$2,636		$18,665

For the year ended September 30, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$86,834	$85,693	$2,759	$(88,452)	$86,834
Adjustments to reconcile net earnings to cash flows from operating activities	(73,722)	(46,000)	(45,685)	88,027	(77,380)
Net cash provided by (used in) operating activities	13,112	39,693	(42,926)	(425)	9,454
Cash flows from investing activities:
Purchases of property and equipment		(452)	(103)		(555)
Distributions of contributed capital from investments in unconsolidated entities		824			824
Contributions to investments in unconsolidated entities		(25,506)			(25,506)
Contributions to investments in subsidiaries		(8,004)		8,004
Net cash used in investing activities		(33,138)	(103)	8,004	(25,237)
Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable		982,575	73,496		1,056,071
Repayments of notes and mortgage loans payable	(111)	(966,626)	(47,044)		(1,013,781)
Net proceeds from issuance of common stock	4,129				4,129
Repurchases of common stock	(1,857)				(1,857)
Distributions	(8,426)				(8,426)
Contributions from minority interests			36,000		36,000
Distributions to minority interests		(42,399)	(150)		(42,549)
Contributions from parent and guarantors			8,004	(8,004)
Distributions to parent and guarantors			(425)	425
Intercompany	(3,199)	26,852	(23,653)
Net cash (used in) provided by financing activities	(9,464)	402	46,228	(7,579)	29,587
Net increase in cash and cash equivalents	3,648	6,957	3,199	—	13,804
Cash and cash equivalents— Beginning of year	3,227	2,829	1,600		7,656
Cash and cash equivalents— End of year	$6,875	$9,786	$4,799	$—	$21,460
Reconciliation to cash and cash equivalents reported on the consolidated balance sheets:
Homebuilding	$6,875	$9,786	$102		$16,763
Mortgage banking			4,697		4,697
Total	$6,875	$9,786	$4,799		$21,460

For the year ended September 30, 2004 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$55,619	$55,004	$342	$(55,346)	$55,619
Adjustments to reconcile net earnings to net cash flows from operating activities	(55,426)	(63,203)	(13,234)	55,346	(76,517)
Net cash provided by (used in) operating activities	193	(8,199)	(12,892)		(20,898)
Cash flows from investing activities:
Purchases of property and equipment		(465)	(195)		(660)
Contributions to investments in unconsolidated entities		(12,021)			(12,021)
Contributions to investments in subsidiaries		(100)		100
Net cash used in investing activities		(12,586)	(195)	100	(12,681)
Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable		1,164,228	251,935		1,416,163
Repayments of notes and mortgage loans payable	(80)	(1,148,060)	(272,141)		(1,420,281)
Net proceeds from issuance of common stock	285				285
Repurchases of common stock	(470)				(470)
Contributions from minority interests		38,400	9,000		47,400
Distributions to minority interests		(27,459)			(27,459)
Contributions from parent and guarantors			100	(100)
Intercompany	(7,023)	(17,086)	24,109
Net cash (used in) provided by financing activities	(7,288)	10,023	13,003	(100)	15,638
Net decrease in cash and cash equivalents	(7,095)	(10,762)	(84)	—	(17,941)
Cash and cash equivalents— Beginning of year	10,322	13,591	1,684		25,597
Cash and cash equivalents— End of year	$3,227	$2,829	$1,600	$—	$7,656

16.          Subsequent Events

On November 22, 2006, the Company entered into a two year interest rate cap agreement to protect $100 million of our borrowings from sharp increases in the prevailing short-term interest rates. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum.

Given the current market conditions and the deterioration of profitability, the Company believed that maintaining its original debt covenants would become difficult. Therefore, on December 15, 2006, the Company paid fees of $0.9 million to amend certain covenants in its $500 million senior unsecured revolving credit facility. The covenants as amended, require the Company to: maintain a minimum tangible net worth of at least $300 million plus 50% of positive net income earned subsequent to September 30, 2006; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.0x (decreasing to 1.75x as of June 30, 2007 and increasing to 2.5x as of December 31, 2008); maintain a ratio of total debt to adjusted tangible net worth not to exceed 1.5x; maintain a ratio of total land (including undeveloped land, land under development and finished lots on which home construction has yet to begin) to adjusted tangible net worth not to exceed 1.5x; and maintain an interest coverage ratio of no less than 1.75x through December 31, 2006 (decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the facility). For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of the Company’s outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment).

17.          Summarized Consolidated Quarterly Financial Data (Unaudited)

Three months ended (in thousands)	Dec. 31	March 31	June 30	Sept. 30
Fiscal 2006:
Total revenues	$223,920	$233,439	$312,852	$401,855
Gross homebuilding profit	55,247	49,634	52,913	32,847
Net earnings	15,547	10,998	11,965	3,294
Fiscal 2005:
Total revenues	$190,805	$215,936	$298,407	$448,050
Gross homebuilding profit	40,113	50,683	77,649	115,550
Net earnings	8,259	12,339	25,183	41,053

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The names, ages and positions of our directors and executive officers as of September 30, 2006 are set forth below:

Name	Age	Position
David K. Hill	65	Chairman, Chief Executive Officer and Director
C. Kenneth Love(1)	53	Vice Chairman, President and Director
Isaac Heimbinder(1)	63	Vice Chairman, President and Chief Operating Officer and Director
Hal H. Barber	63	Senior Vice President, Finance
Brian A. Loftus	64	Senior Vice President, General Counsel and Secretary
Eugene K. Rowehl	46	Senior Vice President and Chief Financial Officer
Robert J. Ryan(2)	53	Senior Vice President, People
William E. Long	65	President and Chief Executive Officer, KH Financial, L.P.
Bradley R. Grining	32	Vice President and Controller
Edward J. Madell	41	Vice President and Treasurer
Larry H. Dale	60	Director
Kent W. Colton	62	Director
Roy Humphreys	65	Director
Bruce I. McPhee	62	Director
Gregory B. Schultz	55	Director

(1)              Mr. Heimbinder retired as President and Chief Operating Officer of Kimball Hill, Inc. effective October 1, 2006, and his executive management responsibilities were reassigned to David K. Hill, Chairman, Chief Executive Officer and Director, and C. Kenneth Love, Vice Chairman, President and Director. Mr. Love was elected President on October 1, 2006. Effective October 23, 2006, Mr. Heimbinder resigned as non-executive Vice Chairman and a member of the Board of Directors.

(2)              On October 23, 2006, Robert J. Ryan joined us as our Senior Vice President, People.

David K. Hill, Chairman, Chief Executive Officer and Director, founded us in 1969 and has over thirty years of experience in the home building industry. In 2001, Mr. Hill was inducted into the National Association of Home Builders (“NAHB”) Hall of Fame. Mr. Hill has served as president of the Home Builders Association of Greater Chicago, a two-term chair of the NAHB Standing Committee on Mortgage Finance, a member of the NAHB Executive Committee, an officer of the Home Building Mortgage Access Corporation, vice chairman of the AFL-CIO Housing Investment Trust, a board member of the Federal Home Loan Bank of Chicago and president of the National Center for Housing Policy. Mr. Hill is an honors graduate of Princeton University and Northwestern University Law School.

C. Kenneth Love, Vice Chairman, President and Director, joined us on June 1, 2005. Before joining us, Mr. Love was employed by Deloitte & Touche LLP from 1976-2005 and had significant responsibilities in client service and firm management roles, including service as a Senior Partner. He served as Managing Partner of the Midwest Assurance and Enterprise Risk Services (AERS) practice and was a member of the national AERS Management Committee. Mr. Love also served as the Lead Client Service Partner for a number of Deloitte’s manufacturing clients in the firm’s Global Strategic Client Services program. Mr. Love graduated with honors from the University of Texas at Austin with post graduate education at Columbia University and IMD International in Switzerland. Mr. Love was elected President on October 1, 2006.

Isaac Heimbinder, Vice Chairman, President and Chief Operating Officer and Director, joined us as Vice Chairman in 2001 and was elected President and Chief Operating Officer in 2002. Builder magazine named Mr. Heimbinder as one of the 100 most influential people in the housing industry in the 20th century. Previously, Mr. Heimbinder served for 14 years as president of US Home Corporation and served as chairman and CEO of Homewrite, a web-based home management system for builders, real estate professionals and other companies marketing to homeowners. Mr. Heimbinder is a graduate of New York University Law School and American University. Effective October 1, 2006, Mr. Heimbinder retired as President and Chief Operating Officer. Effective October 23, 2006, Mr. Heimbinder resigned as non-executive Vice Chairman and a member of the Board of Directors.

Hal H. Barber, Senior Vice President, Finance, joined us in 1983 as a Director and Vice President of Finance and Administration. He became a Senior Vice President in 2003. Mr. Barber has held key positions with major corporations in the insurance industry, including as a member of the long-range planning task force for Kemper Insurance. Mr. Barber attended the University of Denver.

Brian A. Loftus, Senior Vice President, General Counsel and Secretary, joined us as Senior Vice President and General Counsel in 2001, after having served as a director since 1996. Previously, Mr. Loftus was a senior partner at Winston & Strawn, where he served for 24 years, and served as Vice President and General Counsel of UOP LLC and UNO-VEN Company. A member of the Association of Corporate Counsel, he served as a director and president of the Chicago chapter. Mr. Loftus is an honors graduate of Princeton University and New York University School of Law.

Eugene K. Rowehl, Senior Vice President and Chief Financial Officer, has been with us since 1990. Mr. Rowehl served as Controller from 1990-1995, and was appointed Chief Financial Officer in 1995. Previously, Mr. Rowehl served as corporate controller for a large national homebuilder and was employed by an accounting firm specializing in service to national homebuilders. Mr. Rowehl earned a Bachelor of Business Administration from Sam Houston State University.

Robert J. Ryan, Senior Vice President, People, joined us on October 23, 2006. Mr. Ryan has over 25 years of experience with both private and public corporations in the manufacturing industry. He began his career in production management and moved into human resources in 1998 at Procter & Gamble. Subsequently, he held senior human resource positions at Griffith Laboratories and Bombardier Recreation Products. Mr. Ryan holds a bachelor’s degree in mechanical engineering from Carleton University in Ottawa, Canada.

William E. Long, President and Chief Executive Officer of KH Financial, L.P., our mortgage banking subsidiary, has over 30 years of experience in the mortgage industry and was the president of a major national mortgage bank for 19 years prior to joining us in 2000. Mr. Long serves on the Mortgage Bankers Association of America’s board of governors and has chaired the organization’s GNMA Liaison, Capital Markets and Membership committees. Mr. Long has also served on task forces and advisory boards for federal and state housing finance agencies, as well as the private mortgage insurance industry. Mr. Long graduated from the University of Notre Dame and holds an MBA from the University of Chicago.

Bradley R. Grining, Vice President and Controller, joined us in 2002. Previously, Mr. Grining was employed by Deloitte & Touche LLP from 1997-2002 and most recently served as a manager in their Mergers and Acquisitions group. Mr. Grining earned a Bachelor of Business Administration from Saint Louis University.

Edward J. Madell, Vice President and Treasurer, joined us in 2004. Prior to joining us, Mr. Madell was a Vice President in the Commercial Real Estate Market- Special Industries division of Harris Trust & Savings Bank from 2000-2004. He was responsible for syndicating over $1 billion in homebuilding credit facilities. Mr. Madell holds a master’s degree from DePaul University.

Larry H. Dale, Director, was elected to the board in 1996. Mr. Dale was employed by GMACCH Capital Corp., a subsidiary of GMAC, from 1997 to 2006 where he served as Executive Vice President. In March 2006, GMACCH Capital Corp. was sold and became CapMark Finance. Mr. Dale continued his employment through July 2006 at which point he retired from the firm. Beginning in July 2006, Mr. Dale was retained by CapMark Finance as an independent contractor and continues in that capacity today.

Mr. Dale is also Chairman of the Board of the National Equity Fund and a director of the Local Initiatives Support Corporation, Community Preservation and Development Corporation, and Mercy Housing, Inc. Formerly a Deputy Assistant Secretary for the Housing/FHA Commissioner, Mr. Dale also spent 10 years as Senior Vice President of Fannie Mae. Mr. Dale is a graduate of Cornell University and holds a master’s degree from Syracuse University.

Kent W. Colton, Director, was elected to the board in 1999. Mr. Colton served for 15 years as the Executive Vice President and Chief Executive Officer of the NAHB, and is a member of the NAHB Hall of Fame. Previously, Mr. Colton was the Executive Vice President of Policy, Planning and Economic Research at Freddie Mac and staff director for the President’s Commission on Housing. Currently, Mr. Colton is a senior scholar at Harvard University’s Joint Center for Housing Studies and President of K. Colton LLC. Mr. Colton currently serves on the Board of Directors of Apple REIT Seven, Inc. and Apple Hospitality Five, Inc. Mr. Colton is a graduate of Utah State University and holds a Masters of Public Administration from Syracuse University and a Ph.D. in urban studies and planning from the Massachusetts Institute of Technology.

Roy Humphreys, Director, was elected to the board in 2003. Mr. Humphreys was President of Shea Homes from 1980 until his retirement in 2002. Mr. Humphreys has been named Builder of the Year by California Builder magazine and was inducted into the California Building Industry Foundation’s Hall of Fame. A Georgia Tech University graduate, Humphreys received an MBA from the Wharton School at the University of Pennsylvania.

Bruce I. McPhee, Director, has been a director since 1990 and was a Vice Chairman of Kimball Hill, Inc. from 1993 until 2006. Before joining us, Mr. McPhee was the President and Chief Executive Officer of Bank One Chicago. Mr. McPhee has 28 years of banking industry experience and has served on several corporate boards. He holds a bachelor’s degree from Drake University and an MBA from Loyola University.

Gregory B. Schultz, Director, was elected to the board in 2006. Mr. Schultz is Senior Managing Director and President of the Business Capital Group of GMAC Residential Funding Corporation, where he has been employed since 1986. Previously, Mr. Schultz was co-founder and Chief Financial Officer of Miller Securities, Inc. Mr. Schultz was a director of John Laing Homes from 2001 through May, 2006. Mr. Schultz is a graduate of Valparaiso University and is a certified public accountant.

Regional presidents

Thomas W. Jacobs, 40, Pacific Coast Regional President, began his career with us in 1991 and served as a Division President prior to becoming Regional President in 2003. He has experienced all facets of the residential construction business. Mr. Jacobs received his degree in construction engineering from Texas Tech University.

Michael T. Richardson, 54, Texas Regional President, has directed our Texas operations since 2004. Mr. Richardson brings over 30 years of homebuilding experience to the company. Mr. Richardson is a graduate of Angelo State University with a degree in mathematics.

R. Lee Venable, 52, Nevada Regional President, joined us in 1995 as a division manager in Las Vegas after a 19-year career with a national homebuilder. He became Nevada Regional President in 2003. Mr. Venable received his Bachelors of Business Administration degree from Southwest Texas State University.

Francine Miller, 51, Florida Regional President, joined us in 2005 to manage our Florida homebuilding business. Prior to joining us, Ms. Miller had more than 25 years of homebuilding experience with US Home Corporation, principally in the Tampa Bay area. She attended Loyola University in Los Angeles, California.

Jack Wexelberg, 56, Midwest Regional President, joined us in 1997 as an area manager in the Chicago and Milwaukee homebuilding markets. He has served as both Area President and Division President in our Chicago homebuilding market prior to becoming Regional President in 2006. He has more than 28 years of homebuilding experience in multiple regions of the United States. Mr. Wexelberg is a graduate of Elmhurst College with a Bachelor of Science degree in business.

Board committees

Executive committee

Our board of directors has established an executive committee, on which Messrs. Hill, Love and McPhee currently serve. The executive committee has the power and authority to transact all business for us and on our behalf when the full board of directors is not in session.

Audit committee

Our board of directors has established an audit committee, on which Messrs. McPhee, Colton, Dale and Humphreys currently serve. The audit committee recommends our independent auditors, evaluates the effectiveness of our accounting practices, our internal controls, and our disclosures and reporting, reviews our periodic financial reports, and reviews and recommends approval of the annual audit report. We have determined that Mr. Dale is an “audit committee financial expert,” as defined under SEC regulations, but we have not determined at this time whether Mr. Dale is independent.

Compensation committee

Our board of directors has established a compensation committee, on which Messrs. Humphreys, Schultz, Love and Colton currently serve. The compensation committee recommends our general compensation policies and reviews the administration of our compensation policies, including salaries, bonuses, stock options, director fees and our employee stock ownership program.

Community services committee

Our board of directors has established a community services committee, on which Messrs. Dale, Colton, Hill, and Love currently serve. The community services committee reviews our community contributions policies and procedures and provides guidance and input regarding our community contributions program.

Nominating committee

Our board of directors has established a nominating committee, on which Messrs. Hill, McPhee, Dale and Schultz currently serve. The nominating committee reviews the performance of our current board members and provides guidance and input regarding the appointment of new board members.

Code of Ethics

In addition to a written code of ethics applicable to all employees, officers and directors of Kimball Hill, Inc., we have also adopted a supplemental code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer (controller) and other senior financial officers. You may request a free copy of our code of ethics by writing to us at: Kimball Hill, Inc., 5999 New Wilke Road, Suite 504, Rolling Meadows, IL 60008, Attention: Edward J. Madell, or by telephoning us at (847) 364-7300.

Item 11.                 Executive Compensation

The following table summarizes compensation earned during fiscal 2006 and 2005 by our chief executive officer and our other four most highly compensated executive officers during fiscal 2006:

		Annual compensation			Long-term compensation
						No. of
				Other	Restricted	securities	All other
				annual	stock unit	underlying	compensation
Name and principal position	Year	Salary	Bonus	compensation	award(s)	options	(1)(2)
David K. Hill,
Chairman, Chief Executive	2006	$1,500,000	$—	—	$—	—	$175,076
Officer and Director	2005	1,200,000	4,300,000	—	—	—	213,365
Isaac Heimbinder,
Vice Chairman, President,	2006	1,300,000	1,959,600	—	—	—	4,620
Chief Operating Officer	2005	1,200,000	4,300,000	—	—	—	4,900
and Director
C. Kenneth Love,
Vice Chairman, President	2006	700,000	840,000	—	—	—	4,620
and Director(3)	2005	219,167	310,000	—	2,463,750	37,500	—
William E. Long,
President and Chief	2006	430,000	365,000	—	—	—	4,620
Executive Officer, KH	2005	414,423	300,000	—	—	—	4,900
Financial, L.P.
Eugene K. Rowehl,
Senior Vice President and	2006	550,000	—	—	—	—	4,620
Chief Financial Officer	2005	500,000	800,000	—	—	—	4,900

(1)     Does not include allocations under our Employee Stock Ownership Plan (“ESOP”) for shares allocated on December 31, 2005 or 2004. At December 31, 2006, each of Messrs. Hill, Heimbinder, Love, Long and Rowehl will be eligible for an additional allocation of shares under the ESOP. These benefits are available to all full-time employees that meet the customary eligibility criteria.

(2)     The amounts shown represent matching contributions that we made for each executive officer under our 401(k) Plan and, in the case of Mr. Hill, also include $170,456 and $208,465 for fiscal 2006 and 2005, respectively, representing the interest portion on an interest free loan associated with split-dollar life insurance policy premiums we paid on behalf of Mr. Hill. All premiums advanced by us under these policies were repaid by Mr. Hill on April 11, 2006 (which was prior to our initial filing with the SEC). For more information on this and other related party transactions, see Item 13, “Certain Relationships and Related Transactions”.

(3)     Mr. Love began his employment with us on June 1, 2005. As part of Mr. Love’s employment agreement, we granted 37,500 deferred stock units, representing a right to receive 37,500 shares of the Company’s common stock at a future date. Under the terms of the agreement, one-third of the deferred stock units fully vest on each of October 1, 2005, 2006 and 2007, respectively, with the shares being issued on the earlier of: (a) the fifth anniversary of the date of grant, (b) the executive’s separation of service, (c) the executive’s death or disability, or (d) a change in control. The deferred stock units were valued at the fair market value of our underlying common stock on the date of grant.

Option grants in fiscal year 2006

We did not grant any stock options to named executive officers during fiscal year 2006.

Aggregate option exercises in fiscal year 2006 and fiscal year-end option values

The following table provides information on the exercise of options to purchase our common stock in fiscal 2006 by the named executive officers and the value of unexercised in-the-money options as of September 30, 2006.

			Number of securities underlying unexercised options at end of fiscal year		Value of unexercised in-the-money options at fiscal year end
	Shares acquired	Value
Name	on exercise	realized	Exercisable	Unexercisable	Exercisable	Unexercisable
David K. Hill	—	$—	—	—	$—	$—
Isaac Heimbinder	100,000	7,370,000	—	—	—	—
C. Kenneth Love	—	—	—	—	—	—
William E. Long	7,000	390,900	18,000	—	1,326,600	—
Eugene K. Rowehl	—	—	—	—	—	—

Employment agreement

On March 3, 2005, we entered into an employment agreement with C. Kenneth Love pursuant to which he currently serves as Vice Chairman and a Director. The agreement states that, on or before October 1, 2008, Mr. Love will either be elected Chief Executive Officer or receive a commitment from us to be so elected no later than October 1, 2009. Although not expressly stated in the agreement, the election of Mr. Love as Chief Executive Officer would require the approval of our Board of Directors at the time of such election. The initial term of the agreement is from June 1, 2005 until June 1, 2010, and the employment agreement will renew automatically for one year terms unless terminated by either party upon 90 days notice. The employment agreement provides for a minimum base salary of $700,000 effective October 1, 2005, an annual bonus ranging from 120-160% of base salary based on achievement of performance goals (subject, except for fiscal 2006, to the achievement of minimum target performance goals), and equity compensation consisting of 37,500 deferred stock units which are scheduled to fully vest by October 1, 2007. If Mr. Love’s employment is terminated by us without cause or by Mr. Love for good reason (which includes, among other things, not being elected as Chief Executive Officer in accordance with the terms of the agreement), he is entitled to receive: (a) a payment equal to his base salary earned but unpaid through the date of termination, a prorated portion of his target bonus and any incentive bonus amount earned but not yet paid, (b) a lump sum payment equal to the product of (x) his then current annual base salary plus a target bonus in an amount equal to 120% of such salary and (y) a specified multiplier factor that depends on the circumstances of employment termination, (c) vesting of any outstanding unvested equity-based awards, (d) continued coverage under all health and other employee benefit plans for a number of years equal to the multiplier factor and (e) if applicable, specified excise and other tax reimbursement payments. If Mr. Love’s employment is terminated by us without cause prior to June 1, 2010, the multiplier factor is two (three if the termination occurs in anticipation of or within one year following a change of control) plus the number of years between the full initial five year term of the agreement and the actual termination date. If Mr. Love’s employment is terminated by us without cause on or after June 1, 2010 or at any time by Mr. Love for good reason, the multiplier factor is two (three if the termination occurs in anticipation of or within one year following a change of control). The employment agreement also contains transfer restrictions on Mr. Love’s equity, equity put and call rights upon employment termination and equity registration rights, as well as non-competition and non-solicitation provisions that continue for a period of two years after his employment with us has been terminated.

Stock option plans

We have granted options to purchase our common stock to certain of our executives, other key employees and directors. The exercise price for each option granted is the estimated fair market value of the common stock into which the option is exercisable, measured as of the date of the grant. The terms of the stock options range from three to ten years with vesting terms from immediately upon grant to vesting in equal annual installments over four years. As of September 30, 2006, an aggregate of 76,000 shares of our common stock, representing approximately 2% of our issued and outstanding shares on a fully-diluted basis, were subject to unexpired options.

Incentive stock option plan

We adopted the Kimball Hill Homes Incentive Stock Option Plan on October 28, 1995. The plan, as amended, provides for the grant to certain of our executive and other key employees of options to purchase shares of our common stock. A committee designated by our board of directors administers the Incentive Stock Option Plan. The committee has broad powers under the plan, including exclusive authority (except as otherwise provides in the plan) to determine who will receive awards and the type, size and terms of awards to be granted. Options awarded under the Incentive Stock Option Plan are exercisable into shares of our common stock. The original plan provided for the grant of options to purchase up to 65,000 shares of our common stock, and subsequent amendments have provided for the issuance of options to purchase an additional 1,004,000 shares of common stock. The original plan and each amendment thereto specifically allocated all of the shares to individual executives and other key employees such that an amendment would be required to grant additional options.

All shares issued to participants in the Incentive Stock Option Plan upon exercise of a stock option issued pursuant to that plan are subject to certain transfer restrictions contained in the relevant stock option agreement, including a right of first refusal by us. Furthermore, in the event that any participant ceases to be employed by us or our subsidiaries, we may have the right to, or we may in certain cases be required to, repurchase all shares owned by that participant. Any share repurchases are at fair market value and are only of shares held by the shareholder for greater than six months.

If we undergo a reorganization, recapitalization, stock dividend or stock split or other changes in shares of our common stock, the committee may make adjustments to the Incentive Stock Option Plan and outstanding options in order to prevent dilution of or enlargement of rights under outstanding options. In the event of a sale of our company, the options awarded under the plan become immediately exercisable unless provision is made in writing in connection with such transaction for the continuance of the plan.

No new options will be granted under this plan as it expired on October 31, 2005.

Nonstatutory stock option plan

We adopted the Kimball Hill Homes Nonstatutory Stock Option Plan on December 31, 1997. The plan allows us to grant stock options to those of our directors who are not employees and therefore are not eligible to receive stock options under our Incentive Stock Option Plan and certain other employees who have not been designated under the Incentive Stock Option Plan. The original plan provided for the grant of options to purchase up to 15,000 shares of our common stock, and subsequent amendments have provided for the issuance of options to purchase an additional 93,000 shares of common stock. The terms of the stock options granted under the plan are substantially similar to those granted under our Incentive Stock Option Plan.

Board of directors’ compensation

Directors who are our employees receive no additional compensation for their services as directors. Directors who are not our employees receive annual compensation of $30,000 each (paid quarterly) plus $7,500 for each board meeting attended and are reimbursed for reasonable travel expenses related to meeting attendance. Directors are also eligible to receive stock options at the discretion of our Chairman and Chief Executive Officer. No stock options were granted to directors in fiscal 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal shareholders

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 30, 2006 by:

•       each person who is known by us to beneficially own more than 5% of our outstanding shares of common stock;

•       each executive officer named in the Summary Compensation Table;

•       each member of our board of directors; and

•       all directors and executive officers as a group.

To our knowledge, each of the holders of common stock listed below has sole voting and investment power as to the shares of common stock owned, unless otherwise noted.

Name of beneficial owner	Number of shares of common stock(1)	Number of shares under exercisable options(2)	Total shares beneficially owned	Percentage of total common stock
David K. Hill(3)	3,126,576	—	3,126,576	68.8%
Equity Investments III, LLC(4)	952,380	—	952,380	21.0
Isaac Heimbinder(5)	78,285	—	78,285	1.7
C. Kenneth Love(6)	25,000	—	25,000	*
William E. Long	16,326	18,000	34,326	*
Eugene K. Rowehl	56,546	—	56,546	1.2
Larry H. Dale	13,000	10,000	23,000	*
Kent W. Colton	4,000	5,000	9,000	*
Roy Humphreys	8,000	—	8,000	*
Bruce I. McPhee(7)	14,192	15,000	29,192	*
Gregory B. Schultz(4)	—	—	—	*
All directors and executive officers as a group (14 persons)	3,442,906	49,000	3,491,906	76.0

*       Less than one percent

(1)     Includes shares allocated to individuals through the Employee Stock Ownership Plan as follows: David K. Hill, 1,876 shares; Isaac Heimbinder, 987 shares; William E. Long, 1,342 shares; Eugene K. Rowehl, 1,546 shares; Bruce I. McPhee, 1,472 shares; and all directors and executive officers as a group 10,204 shares.

(2)     Includes shares subject to options that are exercisable on September 30, 2006 and options which become exercisable within 60 days thereafter.

(3)     Includes 2,818,655 shares held in the name of David K. Hill as trustee of the David K. Hill Trust dated March 4, 2004, 246,836 shares held in the name of Diane G. Hill as trustee of the Diane G. Hill Trust dated March 4, 2004, 29,605 shares held by Diane G. Hill as the trustee of the David K. Hill III irrevocable insurance trust, and 29,604 shares held in the name of David K. Hill III.

(4)     Equity Investments III, LLC (“EI”) is the record holder of these shares. The shares held by EI may be deemed to be beneficially owned by Residential Funding Company, LLC (“RFC”), the sole member of EI. We have been informed by RFC that RFC disclaims any beneficial ownership of any shares directly held by EI. Mr. Schultz is Senior Managing Director and President of the Business Capital Group of RFC and disclaims beneficial ownership of any shares directly held by EI. Mr. Schultz ws appointed to our Board of Directors pursuant to EI’s contractual right as described further under Item 13, “Certain Relationships and Related Transactions.”

(5)     Shares are held in the name of Isaac Heimbinder and Sheila Heimbinder.

(6)     Represents shares underlying deferred stock units that vested on October 1, 2005 and 2006. None of the shares have been issued.

(7)     Includes 8,000 shares held in the name of Bruce I. McPhee and 4,720 shares held in the name of Bruce McPhee and Jennifer Miller.

Securities authorized for issuance under equity compensation plans

We occasionally issue options to purchase our common stock to our employees and directors as discussed in Item 11, “Executive Compensation”, included elsewhere in this report. All of these options have an exercise price equal to the fair market value of the underlying common shares on the date of grant and either vested immediately or vest in equal annual installments over four years from the anniversary of the grant date. The following table provides further information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2006. See Item 11, “Executive Compensation—Stock Option Plans” for a description of our equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders(1)	76,000	$40.02	—
Total	76,000	$40.02	—

(1)     Includes options granted to a key employee under a new stock option plan to purchase 12,000 shares of our common stock. The option price equals the estimated fair market value of the common stock on the day of the grant. The options expire on the tenth anniversary of the grant date and vest in equal installments on the first, second, third and fourth anniversary of the grant date. The plan specifically allocated all of the shares to an individual key employee such that an amendment would be required to grant additional options under the plan.

Item 13.                 Certain Relationships and Related Transactions

Relationships with David K. Hill and his family and affiliated entities

David K. Hill, our Chairman, Chief Executive Officer and Director, together with members of Mr. Hill’s immediate family, beneficially owns approximately 69% of our common stock.

As of September 30, 2005, we had paid cumulative premiums totaling $3.8 million relating to life insurance policies for Mr. Hill. In response to the uncertainty created by Section 402 of the Sarbanes-Oxley Act of 2002, on April 11, 2006 (which was prior to our initial filing with the SEC), Mr. Hill paid us approximately $4.2 million for all premiums advanced by us under these policies and we suspended making any further payments on behalf of Mr. Hill.

We have entered into arrangements with Property Specialists, Inc. (“PSI”), a property management company owned by Mr. Hill’s brother. During fiscal 2006, we paid management fees of $47,000 to PSI in exchange for property management services relating to our principal executive office and certain of our rental properties. PSI also serves as manager for many of the homeowner associations we have established for residential communities we have developed in Illinois. We typically contribute to the operating expenses of these homeowner associations during the development period. During fiscal year 2006, PSI received $102,000 in fees from the homeowner associations. We also make available office space at our corporate headquarters in Rolling Meadows, Illinois to PSI in connection with these arrangements. During fiscal 2006, PSI paid us $123,000 in rent.

During fiscal year 2006 we employed Mr. Hill’s wife and son. During fiscal years 2006, Mr. Hill’s wife received a salary of $60,000 and Mr. Hill’s son received a salary of $22,500, in each case, plus employee benefits generally available to all Kimball Hill employees. Mr. Hill’s son ceased employment with us in February 2006.

Certain other relationships and related party transactions

On September 12, 2006, we entered into a Subscription Agreement and Investor Rights Agreement with Equity Investments III, LLC (“EI”). Pursuant to the Subscription Agreement, we sold 952,380 shares of its common stock to EI for an aggregate purchase price of $110 million. Approximately $74 million of the net proceeds from the sale of the shares were used to reduce our outstanding indebtedness and the remainder of the proceeds were used to repurchase shares of common stock from certain current and former directors and officers.

The Investor Rights Agreement provides for, among other things:

•  the right of EI to designate one member of our Board of Directors;

•  the right of EI to approve certain corporate actions, such as certain indebtedness, liens or guarantees of more than $100 million;

•  certain pre-emptive rights to enable EI to maintain a 20% ownership interest;

•  the right of EI to receive certain financial reports and information from us;

•  “tag along” rights and “drag along” obligations of EI in the event of certain sales of our common stock by David K. Hill or members of his immediate family;

•  a right of first refusal in our favor if EI wishes to sell its shares to a third party prior to December 31, 2009; and

•  if we consummate an initial public offering, demand registration rights and piggy-back registration rights of EI on secondary offerings.

Certain of the rights provided to EI under the Investor Rights Agreement expire upon the consummation of an initial public offering.

In addition to the transaction described above, the following is a summary of the transactions between us and EI or its affiliates since October 1, 2005:

Notes Payable.   We were a party to several credit facilities and loans with an affiliate of EI, which were used to fund acquisition, development or construction projects. All amounts outstanding under these facilities and loans were repaid on December 19, 2005 with proceeds from the issuance of $203 million of senior subordinated bonds and a new $500 million unsecured revolving credit facility. From October 1, 2005 until December 19, 2005, we paid approximately $3.0 million to the affiliate of EI, which represented interest and fees payable under these facilities and loans.

Limited Partnership Investment.   An affiliate of EI is currently a limited partner in three consolidated partnerships formed by us to engage in certain residential development and construction projects. The affiliate of EI has provided a total of $35 million in equity capital in exchange for ownership interests in the respective partnerships. As of September 30, 2006, EI or an affiliate had a total capital balance of approximately $35 million in those consolidated partnerships which is reflected as minority interest in our consolidated balance sheets as of September 30, 2006.

Gregory B. Schultz, one of our directors, is Senior Managing Director and President of the Business Capital Group of GMAC Residential Funding Corporation, which is the sole member of EI. Mr. Schultz does have a direct relationship with EI and is involved with and does participate in aspects of the relationship between EI and us. Mr. Schultz was appointed to our Board of Directors pursuant to EI’s right under the Investor Rights Agreement.

Larry H. Dale, one of our directors, was Executive Vice President of GMACCH Capital Corp., which was an affiliate of EI prior to EI’s investment in Kimball Hill. Mr. Dale has never been involved with and has never participated in any aspect of the relationship between EI or its affiliates and us.

During fiscal 2006, we repurchased common shares from certain current and former directors and officers as follows:

Name	Position	Number of common shares(1)	Repurchase price
David K. Hill	Chairman, Chief Executive Officer and Director	46,190	$5,334,945
Isaac Heimbinder(2)	Vice Chairman, President and Chief Operating Officer and Director	62,702	7,242,081
Hal H. Barber	Senior Vice President, Finance	62,000	7,161,000
Brian A. Loftus	Senior Vice President, General Counsel and Secretary	10,000	1,155,000
Eugene K. Rowehl	Senior Vice President and Chief Financial Officer	22,000	2,541,000
William E. Long	President and Chief Financial Officer, KH Financial, L.P.	12,016	1,323,457
Kirk T. Breitenwischer(3)	Senior Vice President and National Land President	77,000	8,893,500
Larry H. Dale	Director	5,000	577,500
Kent W. Colton	Director	2,000	231,000
Roy Humphreys	Director	2,000	231,000
Bruce I. McPhee	Director	31,293	3,549,950
John P. Toren(4)	Director	28,000	3,234,000

(1)     Includes common share repurchases directly by us, repurchases deemed to occur upon the exercise of stock options and repurchases of common shares deemed to occur upon the withholding of a portion of the common shares issued, granted or awarded to certain current and former directors and officers in respect of the payment of taxes payable by such director or officer upon such issuance, grant or award.

(2)     Mr. Heimbinder retired as President and Chief Operating Officer of Kimball Hill, Inc. effective October 1, 2006. Mr. Heimbinder resigned as non-executive Vice Chairman and a member of the Board of Directors effective October 23, 2006.

(3)     Mr. Breitenwischer resigned as Senior Vice President and National Land President effective April 30, 2006.

(4)     Mr. Toren retired as Director effective April 30, 2006

Item 14.                 Principal Accounting Fees and Services

For the fiscal years ended September 30, 2006 and 2005, professional services were performed by Deloitte & Touche LLP (“D&T”).

Fees paid to D&T during the fiscal years ended September 30, 2006 and 2005 were composed of the following:

Audit Fees—The aggregate fees paid during fiscal 2006 and 2005 for the audits of our annual financial statements, for reviews of our quarterly financial statements and for assurance and related services in connection with our senior subordinated debt offering and subsequent registration statement with the SEC were $531,235 and $270,000, respectively.

Audit-Related Fees—The aggregate fees billed for the audit of our mortgage banking company for the fiscal years ended September 30, 2006 and 2005 were $63,000 and $60,000, respectively.

Tax Fees—The aggregate fees billed for tax services for the fiscal years ended September 30, 2006 and 2005 were $121,818 and $38,350, respectively. These fees relate to professional services performed by D&T with respect to tax compliance, tax advice and tax planning.

All Other Fees—The aggregate fees billed for all other fees was $1,500 for an online subscription to D&T’s internal accounting literature database for each of the fiscal years ending September 30, 2006 and 2005.

The audit committee annually approves each year’s engagement for audit services in advance. The audit committee has also established complementary procedures to require pre-approval of all permitted non-audit services provided by our independent auditors.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)           1.   Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are in Part II, Item 8.

2.   Financial Statement Schedules

None required.

3.   Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Kimball Hill, Inc.(1)
3.2	By-Laws of Kimball Hill, Inc.(1)
3.3	Articles of Organization of 18th and Peoria, LLC.(1)
3.4 (a)	Operating Agreement of 18th and Peoria, LLC.(1)
3.4 (b)	First Amendment to Operating Agreement of 18th and Peoria, LLC.
3.5	Certificate of Limited Partnership of Astor Place Limited Partnership.(1)
3.6(a)	Limited Partnership Agreement of Astor Place Limited Partnership.(1)
3.6(b)	Fourth Amendment to Limited Partnership Agreement of Astor Place Limited Partnership.
3.7	Certificate of Limited Partnership of Bolingbrook Limited Partnership.(1)
3.8(a)	Limited Partnership Agreement of Bolingbrook Limited Partnership.(1)
3.8(b)	Fourth Amendment to Limited Partnership Agreement of Bolingbrook Limited Partnership.
3.9	Certificate of Limited Partnership of Bridle Ridge Limited Partnership.(1)
3.10(a)	Limited Partnership Agreement of Bridle Ridge Limited Partnership.(1)
3.10(b)	Third Amendment to Limited Partnership Agreement of Bridle Ridge Limited Partnership.
3.11	Articles of Organization of Cactus Hills, LLC.(1)
3.12(a)	Operating Agreement of Cactus Hills, LLC.(1)
3.12(b)	First Amendment to Operating Agreement of Cactus Hills, LLC.
3.13	Articles of Incorporation of East Lake Park, Inc.(1)
3.14	By-laws of East Lake Park, Inc.(1)
3.15	Certificate of Limited Partnership of Edgewater Limited Partnership.(1)
3.16(a)	Limited Partnership Agreement of Edgewater Limited Partnership.(1)
3.16(b)	Second Amendment to Limited Partnership Agreement of Edgewater Limited Partnership.
3.17	Certificate of Limited Partnership of Gables at Hiddenbrook Limited Partnership.(1)
3.18(a)	Limited Partnership Agreement of Gables at Hiddenbrook Limited Partnership.(1)

3.18(b)	Second Amendment to Limited Partnership Agreement of Gables at Hiddenbrook Limited Partnership.
3.19	Certificate of Limited Partnership of Huntington Chase Limited Partnership.(1)
3.20(a)	Limited Partnership Agreement of Huntington Chase Limited Partnership.(1)
3.20(b)	Third Amendment to Limited Partnership Agreement of Huntington Chase Limited Partnership.
3.21	Certificate of Limited Partnership of Indian Trails Limited Partnership.(1)
3.22(a)	Limited Partnership Agreement of Limited Partnership of Indian Trails Limited Partnership.(1)
3.22(b)	Limited Partnership Agreement of Limited Partnership of Indian Trails Limited Partnership.
3.23	Articles of Incorporation of KH Financial Holding Company.(1)
3.24	By-laws of KH Financial Holding Company.(1)
3.25	Articles of Organization of KH Ingham Park South, LLC.(1)
3.26	Operating Agreement of KH Ingham Park South, LLC.(1)
3.27	Articles of Organization of KH SRAV II, LLC.(1)
3.28	Operating Agreement of KH SRAV II, LLC.(1)
3.29	Certificate of Limited Partnership of KHH Texas Trading Company L.P.(1)
3.30	Amended and Restated Limited Partnership Agreement of KHH Texas Trading Company L.P.
3.31	Certificate of Limited Partnership of Kimball Cove Limited Partnership.(1)
3.32(a)	Limited Partnership Agreement of Kimball Cove Limited Partnership.(1)
3.32(b)	Third Amendment to Limited Partnership Agreement of Kimball Cove Limited Partnership.
3.33	Articles of Organization of Kimball Hill Bellevue Ranch, LLC.(1)
3.34	Limited Liability Company Operating Agreement of Kimball Hill Bellevue Ranch, LLC.(1)
3.35	Certificate of Limited Partnership of Kimball Hill Calusa Palms Limited Partnership.(1)
3.36(a)	Limited Partnership Agreement of Kimball Hill Calusa Palms Limited Partnership.(1)
3.36(b)	Second Amendment to Limited Partnership Agreement of Kimball Hill Calusa Palms Limited Partnership.
3.37	Certificate of Limited Partnership of Kimball Hill Centennial Heights Limited Partnership.(1)
3.38(a)	Limited Partnership Agreement of Kimball Hill Centennial Heights Limited Partnership.(1)
3.38(b)	Second Amendment to Limited Partnership Agreement of Kimball Hill Centennial Heights Limited Partnership.
3.39	Certificate of Limited Partnership of Kimball Hill Chadwick Farms Limited Partnership.(1)
3.40(a)	Limited Partnership Agreement of Kimball Hill Chadwick Farms Limited Partnership.(1)
3.40(b)	Second Amendment to Limited Partnership Agreement of Kimball Hill Chadwick Farms Limited Partnership.

3.41	Articles of Organization of Kimball Hill Far East Detroit, LLC.(1)
3.42(a)	Operating Agreement of Kimball Hill Far East Detroit, LLC.(1)
3.42(b)	First Amendment to Operating Agreement of Kimball Hill Far East Detroit, LLC.
3.43	Certificate of Limited Partnership of Kimball Hill Heathers/Caparola Limited Partnership.(1)
3.44(a)	Limited Partnership Agreement of Kimball Hill Heathers/Caparola Limited Partnership.(1)
3.44(b)	Third Amendment to Limited Partnership Agreement of Kimball Hill Heathers/Caparola Limited Partnership.
3.45	Certificate of Limited Partnership of Kimball Hill Homes Austin, L.P.(1)
3.46	Amended and Restated Limited Partnership Agreement of Kimball Hill Homes Austin, L.P.
3.47	Articles of Incorporation of Kimball Hill Homes California, Inc.(1)
3.48	By-laws of Kimball Hill Homes California, Inc.(1)
3.49	Certificate of Limited Partnership of Kimball Hill Homes Dallas, L.P.(1)
3.50	Amended and Restated Limited Partnership Agreement of Kimball Hill Homes Dallas, L.P.
3.51	Articles of Incorporation of Kimball Hill Homes Florida, Inc.(1)
3.52	By-laws of Kimball Hill Homes Florida, Inc.(1)
3.53	Certificate of Limited Partnership of Kimball Hill Homes Houston, L.P.(1)
3.54	Amended and Restated Limited Partnership Agreement of Kimball Hill Homes Houston, L.P.
3.55	Articles of Organization of Kimball Hill Homes Illinois, LLC.(1)
3.56	Operating Agreement of Kimball Hill Homes Illinois, LLC.(1)
3.57	Articles of Incorporation of Kimball Hill Homes Nevada, Inc.(1)
3.58	By-laws of Kimball Hill Homes Nevada, Inc.(1)
3.59	Articles of Incorporation of Kimball Hill Homes Ohio, Inc.(1)
3.60	By-laws of Kimball Hill Homes Ohio, Inc.(1)
3.61	Articles of Incorporation of Kimball Hill Homes Oregon, Inc.(1)
3.62	By-laws of Kimball Hill Homes Oregon, Inc.(1)
3.63	Articles of Incorporation of Kimball Hill Homes Realty Florida, Inc.(1)
3.64	By-laws of Kimball Hill Homes Realty Florida, Inc.(1)
3.65	Certificate of Limited Partnership of Kimball Hill Homes San Antonio, L.P.(1)
3.66	Amended and Restated Limited Partnership Agreement of Kimball Hill Homes San Antonio, L.P.
3.67	Articles of Incorporation of Kimball Hill Homes Texas, Inc.(1)
3.68	By-laws of Kimball Hill Homes Texas, Inc.(1)
3.69	Articles of Incorporation of Kimball Hill Homes Washington, Inc.(1)
3.70	By-laws of Kimball Hill Homes Washington, Inc.(1)
3.71	Articles of Incorporation of Kimball Hill Homes Wisconsin, Inc.(1)

3.72	By-laws of Kimball Hill Homes Wisconsin, Inc.(1)
3.73	Certificate of Limited Partnership of Kimball Hill Marbella Estates Limited Partnership.(1)
3.74(a)	Limited Partnership Agreement of Kimball Hill Marbella Estates Limited Partnership.(1)
3.74(b)	Second Amendment to Limited Partnership Agreement of Kimball Hill Marbella Estates Limited Partnership.
3.75	Articles of Organization of Kimball Hill Reflections, LLC.(1)
3.76	Limited Liability Company Operating Agreement of Kimball Hill Reflections, LLC.(1)
3.77	Articles of Organization of Kimball Hill Sheldon Lakes, LLC.(1)
3.78	Operating Agreement of Kimball Hill Sheldon Lakes, LLC.(1)
3.79	Articles of Incorporation of Kimball Hill Stateway, Inc.(1)
3.80	By-laws of Kimball Hill Stateway, Inc.(1)
3.81	Articles of Organization of Kimball Hill Suburban Centers, L.L.C.(1)
3.82(a)	Operating Agreement of Kimball Hill Suburban Centers, L.L.C.(1)
3.82(b)	First Amendment to Operating Agreement of Kimball Hill Suburban Centers, L.L.C.
3.83	Articles of Organization of Kimball Hill Texas Investment Company, LLC.(1)
3.84(a)	Operating Agreement of Kimball Hill Texas Investment Company, LLC.(1)
3.84(b)	First Amendment to Operating Agreement of Kimball Hill Texas Investment Company, LLC.
3.85	Articles of Organization of Kimball Hill TX Properties, LLC.(1)
3.86	Limited Liability Operating Agreement of Kimball Hill TX Properties, LLC.(1)
3.87	Articles of Organization of Kimball Hill Urban Centers Chicago One, L.L.C.(1)
3.88(a)	Operating Agreement of Kimball Hill Urban Centers Chicago One, L.L.C.(1)
3.88(b)	First Amendment to Operating Agreement of Kimball Hill Urban Centers Chicago One, L.L.C.
3.89	Articles of Organization of Kimball Hill Urban Centers Chicago Two, L.L.C.(1)
3.90(a)	Operating Agreement of Kimball Hill Urban Centers Chicago Two, L.L.C.(1)
3.90(b)	First Amendment to Operating Agreement of Kimball Hill Urban Centers Chicago Two, L.L.C.
3.91	Articles of Organization of Kimball Hill Urban Centers, L.L.C.(1)
3.92(a)	Operating Agreement of Kimball Hill Urban Centers, L.L.C.(1)
3.92(b)	First Amendment to Operating Agreement of Kimball Hill Urban Centers, L.L.C.
3.93	Articles of Organization of Kimball Hill Villages, LLC.(1)
3.94	Limited Liability Company Operating Agreement of Kimball Hill Villages, LLC.(1)
3.95	Certificate of Limited Partnership of Kimball Mountain First Limited Partnership.(1)
3.96(a)	Limited Partnership Agreement of Kimball Mountain First Limited Partnership.(1)
3.96(b)	Third Amendment to Limited Partnership Agreement of Kimball Mountain First Limited Partnership.
3.97	Certificate of Limited Partnership of Kimball West Frisco Limited Partnership.(1)
3.98(a)	Limited Partnership Agreement of Kimball West Frisco Limited Partnership.(1)

3.98(b)	Third Amendment Limited Partnership Agreement of Kimball West Frisco Limited Partnership.
3.99	Certificate of Limited Partnership of Legend Lakes Limited Partnership.(1)
3.100(a)	Limited Partnership Agreement of Legend Lakes Limited Partnership.(1)
3.100(b)	Fifth Amendment to Limited Partnership Agreement of Legend Lakes Limited Partnership.
3.101	Certificate of Incorporation of National Credit and Guaranty Corporation.(1)
3.102	By-laws of National Credit and Guaranty Corporation.(1)
3.103	Articles of Organization of Park Shore, L.L.C.(1)
3.104(a)	Operating Agreement of Park Shore, L.L.C.(1)
3.104(b)	First Amendment to Operating Agreement of Park Shore, L.L.C.
3.105	Certificate of Limited Partnership of Parkview Limited Partnership.(1)
3.106(a)	Limited Partnership Agreement of Parkview Limited Partnership.(1)
3.106(b)	Third Amendment to Limited Partnership Agreement of Parkview Limited Partnership.
3.107	Certificate of Limited Partnership of River Oaks Homes, L.L.P.(1)
3.108	Limited Partnership Agreement of River Oaks Homes, L.L.P.(1)
3.109	Certificate of Limited Partnership of River Oaks Realty, L.P.(1)
3.110(a)	Limited Partnership Agreement of River Oaks Realty, L.P.(1)
3.110(b)	Third Amendment to Limited Partnership Agreement of River Oaks Realty, L.P.
3.111	Certificate of Limited Partnership of River Pointe Limited Partnership.(1)
3.112(a)	Limited Partnership Agreement of River Pointe Limited Partnership.(1)
3.112(b)	Third Amendment to Limited Partnership Agreement of River Pointe Limited Partnership.
3.113	Certificate of Limited Partnership of Sonata at Morada Limited Partnership.(1)
3.114(a)	Limited Partnership Agreement of Sonata at Morada Limited Partnership.(1)
3.114(b)	Second Amendment to Limited Partnership Agreement of Sonata at Morada Limited Partnership.
3.115	Certificate of Limited Partnership of The Glen Townhomes Limited Partnership.(1)
3.116(a)	Limited Partnership Agreement of The Glen Townhomes Limited Partnership.(1)
3.116(b)	Fourth Amendment to Limited Partnership Agreement of The Glen Townhomes Limited Partnership.
3.117	Articles of Organization of The Glens at Westlake, L.L.C.(1)
3.118	Operating Agreement of The Glens at Westlake, L.L.C.(1)
3.119	Certificate of Limited Partnership of The Hamilton Place Limited Partnership.(1)
3.120	Limited Partnership Agreement of The Hamilton Place Limited Partnership.(1)
3.121	Certificate of Limited Partnership of Waterford Limited Partnership.(1)
3.122(a)	Limited Partnership Agreement of Waterford Limited Partnership.(1)
3.122(b)	Second Amendment to Limited Partnership Agreement of Waterford Limited Partnership.
3.123	Certificate of Limited Partnership of Whispering Meadow Limited Partnership.(1)

3.124(a)	Limited Partnership Agreement of Whispering Meadow Limited Partnership.(1)
3.124(b)	Second Amendment to Limited Partnership Agreement of Whispering Meadow Limited Partnership.
3.125	Certificate of Limited Partnership of White Oak Limited Partnership.(1)
3.126(a)	Limited Partnership Agreement of White Oak Limited Partnership.(1)
3.126(b)	Fifth Amendment to Limited Partnership Agreement of White Oak Limited Partnership.
3.127	Certificate of Limited Partnership of Windmill Park Limited Partnership.(1)
3.128(a)	Limited Partnership Agreement of Windmill Park Limited Partnership.(1)
3.128(b)	Third Amendment to Limited Partnership Agreement of Windmill Park Limited Partnership.
3.129	Articles of Organization of Kimball Hill Homes Austin Investments, L.L.C.(1)
3.130(a)	Operating Agreement of Kimball Hill Homes Austin Investments, L.L.C.(1)
3.130(b)	First Amendment to Operating Agreement of Kimball Hill Homes Austin Investments, L.L.C.
3.131	Articles of Organization of Kimball Hill Homes Austin Operations, L.L.C.(1)
3.132(a)	Operating Agreement of Kimball Hill Homes Austin Operations, L.L.C.(1)
3.132(b)	First Amendment to Operating Agreement of Kimball Hill Homes Austin Operations, L.L.C.
3.133	Articles of Organization of Kimball Hill Homes Dallas Investments, L.L.C.(1)
3.134(a)	Operating Agreement of Kimball Hill Homes Dallas Investments, L.L.C.(1)
3.134(b)	First Amendment to Operating Agreement of Kimball Hill Homes Dallas Investments, L.L.C.
3.135	Articles of Organization of Kimball Hill Homes Dallas Operations, L.L.C.(1)
3.136(a)	Operating Agreement of Kimball Hill Homes Dallas Operations, L.L.C.(1)
3.136(b)	First Amendment to Operating Agreement of Kimball Hill Homes Dallas Operations, L.L.C.
3.137	Articles of Organization of Kimball Hill Homes Houston Investments, L.L.C.(1)
3.138(a)	Operating Agreement of Kimball Hill Homes Houston Investments, L.L.C.(1)
3.138(b)	First Amendment to Operating Agreement of Kimball Hill Homes Houston Investments, L.L.C.
3.139	Articles of Organization of Kimball Hill Homes Houston Operations, L.L.C.(1)
3.140(a)	Operating Agreement of Kimball Hill Homes Houston Operations, L.L.C.(1)
3.140(b)	First Amendment to Operating Agreement of Kimball Hill Homes Houston Operations, L.L.C.
4.1(a)	Indenture, dated December 19, 2005, by and among Kimball Hill, Inc., the guarantors named therein, and U.S. Bank National Association, with respect to 10 1/2% Senior Subordinated Notes due 2012.(1)
4.1(b)

First Supplemental Indenture, dated June 15, 2006, by and among Kimball Hill, Inc., the guarantors named therein, and U.S. Bank National Association, with respect to 10 1/2% Senior Subordinated Notes due 2012.

4.2	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1(a)).

10.1(a)

Credit Agreement, dated December 21, 2005, by and among Kimball Hill, Inc., the guarantors named therein, the lenders from time to time party thereto, Harris, N.A., Bank of America, N.A., KeyBank National Association, Wachovia Bank, National Association, Harris Nesbitt and Banc of America Securities, LLC.(1)

10.1(b)

First Modification of Credit Agreement, dated December 15, 2006, by and among Kimball Hill, Inc., the guarantors named therein, the several financial institutions signatory thereto that are party to the Credit Agreement and Harris N.A., as administrative agent.

10.2	Employment Agreement, dated March 3, 2005, by and between Kimball Hill, Inc. and C. Kenneth Love.(1)†
10.3	Kimball Hill Homes Incentive Stock Option Plan, dated October 28, 1995.(1)†
10.4	Kimball Hill Homes Nonstatutory Stock Option Plan, dated December 31, 1997.(1)†
10.5	Form of Incentive Stock Option Agreement.(1)†
10.6	Form of Nonstatutory Stock Option Agreement.(1)†
10.7	Flexible Early Purchase Facility, dated as of October 14, 2004, by and between Washington Mutual Bank, FA and KH Financial, L.P.(1)
10.8	Confidential Separation Agreement, dated as of May 2, 2006, by and between Kimball Hill, Inc. and Kirk T. Breitenwischer.(1)†
10.9	Subscription Agreement, dated September 12, 2006, by and among Kimball Hill, Inc. and Equity Investment III, LLC.(2)
10.10	Investor Rights Agreement, dated September 12, 2006, by and among Kimball Hill, Inc. and Equity Investments III, LLC.(2)
12.1	Statement re computation of ratio of earnings to fixed charges.
21.1	Subsidiaries of Kimball Hill, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of David K. Hill, Chairman, Chief Executive Officer and Director.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Eugene K. Rowehl, Senior Vice President and Chief Financial Officer.
32.1	Section 1350 Certification of David K. Hill, Chairman, Chief Executive Officer and Director.
32.2	Section 1350 Certification of Eugene K. Rowehl, Senior Vice President and Chief Financial Officer.

†       Management or compensatory plan or agreement

(1)     Incorporated by reference to the Registration Statement on Form S-4, as amended, filed by Kimball Hill, Inc. (Registration No. 333-133278).

(2)     Incorporated by reference to the Current Report on Form 8-K filed by Kimball Hill, Inc. on September 13, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL HILL, INC.
Registrant
Dated: December 21, 2006	/s/ DAVID K. HILL
David K. Hill
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: December 21, 2006	/s/ EUGENE K. ROWEHL
Eugene K. Rowehl
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: December 21, 2006	/s/ BRADLEY R. GRINING
Bradley R. Grining
Vice President and Controller
(Principal Accounting Officer)
Dated: December 21, 2006	/s/ C. KENNETH LOVE
C. Kenneth Love
Vice Chairman, President and Director
Dated: December 21, 2006	/s/ KENT W. COLTON
Kent W. Colton
Director
Dated: December 21, 2006	/s/ LARRY H. DALE
Larry H. Dale
Director
Dated: December 21, 2006	/s/ ROY HUMPHREYS
Roy Humphreys
Director
Dated: December 21, 2006	/s/ BRUCE I. MCPHEE
Bruce I. McPhee
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant did not provide any annual report or proxy material to its security holders for the past fiscal year.