Form 10-Q
period 2006-12-31
Kimball Hill, Inc.
filed 2007-02-14
CIK 1357062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 333-133278

KIMBALL HILL, INC.

(Exact name of Registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-2177380 (I.R.S. Employer Identification No.)

5999 New Wilke Road, Suite 504 Rolling Meadows, Illinois (Address of principal executive offices)	60008 (Zip code)

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

☐ Yes ☒ No

As of February 9, 2007, there were 4,549,712 shares of common stock outstanding.

KIMBALL HILL, INC. AND SUBSIDIARIES
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	December 31,	September 30,
(in thousands, except shares)	2006	2006
Assets
HOMEBUILDING:
Cash and cash equivalents	$11,136	$16,042
Receivables	21,960	35,323
Income taxes receivable	2,428
Inventory	827,660	899,297
Inventory not owned	50,154	37,821
Deferred expenses and other assets	21,251	19,229
Investments in and advances to unconsolidated entities	53,399	48,238
Deferred income taxes	28,864	14,133
Property and equipment, net of accumulated depreciation	10,899	10,635
	1,027,751	1,080,718
MORTGAGE BANKING:
Cash and cash equivalents	1,710	2,623
Trade accounts receivable	2,464	2,319
Mortgage loans held for sale	4,314	5,663
Property and equipment, net of accumulated depreciation	239	254
	8,727	10,859
TOTAL ASSETS	$1,036,478	$1,091,577
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$73,380	$106,779
Deposits on sales of residential units	5,976	6,333
Liabilities related to inventory not owned	15,530	5,015
Income taxes payable		3,702
Notes payable	489,951	500,208
	584,837	622,037
MORTGAGE BANKING:
Accounts payable and accrued expenses	595	927
Other liabilities	120	196
	715	1,123
Total liabilities	585,552	623,160

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	46,320	43,244
MINORITY INTEREST IN INVENTORY NOT OWNED	31,721	31,721

REDEEMABLE EQUITY:
Redeemable common stock, no par value; shares outstanding: 233,002 at December 31, 2006 and 228,002 at September 30, 2006	21,483	26,334
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 10,000,000 shares authorized; shares outstanding: 4,316,859 at December 31, 2006 and 4,316,878 at September 30, 2006	111,668	111,305
Retained earnings	239,734	255,813
Total shareholders’ equity	351,402	367,118
TOTAL LIABILITIES AND EQUITY	$1,036,478	$1,091,577

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the three months ended December 31, 2006 and 2005 (in thousands)	2006	2005
HOMEBUILDING:
Revenues:
Sales of residential units and land	$238,412	$221,028
Rental and other income	417	1,518
Total homebuilding revenues	238,829	222,546
Expenses:
Cost of sales of residential units and land	243,151	167,299
General and administrative	16,626	20,494
Sales and marketing	13,834	10,183
Depreciation	254	178
Total homebuilding expenses	273,865	198,154
Equity in income of unconsolidated joint ventures	500	157
Minority interests in net earnings of consolidated partnerships	(76)	(359)
Homebuilding (loss) earnings before income taxes	(34,612)	24,190
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans	1,742	1,369
Interest income		5
Total mortgage banking revenues	1,742	1,374
Expenses:
General and administrative	1,204	1,127
Interest expense		4
Depreciation	22	28
Total mortgage banking expenses	1,226	1,159
Mortgage banking earnings before income taxes	516	215
(LOSS) EARNINGS BEFORE INCOME TAXES	(34,096)	24,405
(BENEFIT) PROVISION FOR INCOME TAXES	(13,127)	8,858
NET (LOSS) EARNINGS	$(20,969)	$15,547

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended December 31, 2006 and 2005 (in thousands)	2006	2005
Cash flows from operating activities:
Net (loss) earnings	$(20,969)	$15,547
Adjustments to reconcile net (loss) earnings to cash flows from operating activities:
Depreciation	276	206
Inventory valuation adjustments	39,988
Write-off of land option costs	469
Amortization of deferred expenses	1,407	1,333
Unrealized loss on derivatives	33
Equity-based compensation	205	205
Distributions of income from investments in unconsolidated entities	195	157
Net earnings from investments in unconsolidated entities	(500)	(157)
Minority interest in consolidated earnings	76	359
Deferred income taxes	(14,731)	(1,078)
Changes in operating assets and liabilities:
Receivables	13,218	526
Mortgage loans held for sale	1,349	204
Inventory	29,882	(60,115)
Deferred expenses and other assets	(3,067)	(11,305)
Accounts payable and accrued expenses	(33,731)	(17,105)
Deposits and other liabilities	(433)	(1,693)
Income taxes, net	(5,970)	(13,156)
Net cash provided by (used in) operating activities	7,697	(86,072)

Cash flows from investing activities:
Purchases of property and equipment	(525)	(34)
Disposals of property and equipment		858
Contributions and advances to investments in unconsolidated entities	(4,856)	(772)
Net cash (used in) provided by investing activities	(5,381)	52

Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	74,474	873,476
Repayments of notes and mortgage loans payable	(84,796)	(775,631)
Debt issuance costs	(850)
Net proceeds from issuance of common stock	39	702
Repurchases of common stock	(2)	(179)
Contributions from minority interests	3,000
Distributions to minority interests		(1,493)
Net cash (used in) provided by financing activities	(8,135)	96,875
Net (decrease) increase in cash and cash equivalents	(5,819)	10,855
Cash and cash equivalents—Beginning of period	18,665	21,460
Cash and cash equivalents—End of period	$12,846	$32,315

Reconciliation to cash and cash equivalents reported on the condensed consolidated balance sheets:
Homebuilding	$11,136
Mortgage banking	1,710
Total	$12,846

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,296	$14,436
Cash paid for income taxes	$7,574	$23,092
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in liabilities related to inventory not owned	$10,515	$(5,387)

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Kimball Hill, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (the “Company”), as well as certain variable interest entities from which the Company is purchasing land or lots under option agreements and purchase contracts. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2006 in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for fair presentation have been included in the accompanying financial statements.

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three month period ended December 31, 2006 is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

Stock Plans—Effective October 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after the effective date of adoption. The Company has not granted, modified, repurchased or cancelled any awards since the effective date. Since the Company previously used the minimum value method under SFAS 123, Accounting for Stock-Based Compensation, the Company will continue to account for any portion of awards outstanding at October 1, 2006 using the accounting principles originally applied to those awards.

During fiscal 2005, the Company granted 37,500 deferred stock units, representing a right to receive 37,500 shares of the Company’s common stock at a future date. Under the terms of the agreement, one-third of the deferred stock units fully vest on each of October 1, 2005, 2006, and 2007, respectively, with the shares being issued on the earlier of: a) the fifth anniversary of the date of grant, b) the executive’s separation of service, c) the executive’s death or disability, or d) a change in control. Each period, the Company recognizes compensation cost, for the relative service period covered, equal to the market value of the underlying common shares of the Company on the date of grant. During both the three months ended December 31, 2006 and 2005, compensation cost of $0.2 million related to deferred stock units is included in the Company’s condensed consolidated statements of operations.

Redeemable Common Stock—Under the terms of the Company’s amended stock option plans, the Company has contractual obligations to purchase shares of its outstanding common stock from its directors and certain of its executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation.

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

Based upon the most recent independent valuation of the Company as of December 31, 2006, the fair value of redeemable common stock was valued at $92.20 per share.

Derivative Financial Instruments—The Company uses best-efforts and mandatory sales commitments to hedge 100% of its mortgage loans held for sale from an unexpected charge due to a decline in value and uses interest rate cap agreements to protect a portion of its homebuilding borrowings from sharp increases in short-term interest rates. The derivatives are carried at fair value with the changes in fair value recorded to current earnings.

In November 2006, the Company entered into a two year interest rate cap agreement to protect $100 million of its borrowings. Under the terms of the agreement the LIBOR rate is capped at 5.5% per annum.

2.  Inventory

Inventory consists of the following:

	December 31,	September 30,
(in thousands)	2006	2006
Residential lots—developed and under development	$545,681	$581,701
Finished homes and construction in progress	212,483	262,392
Deposits on land purchases	13,792	15,499
Land held for future development or sale	55,704	39,705
Total	$827,660	$899,297

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses housing projects, land held for development and sale, and property and equipment for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the current change in market conditions, the national homebuilding climate and the Company’s expectations regarding the recoverability of certain assets, the Company reviewed all of its inventory for impairment in connection with the preparation of the accompanying unaudited condensed consolidated financial statements and recorded an inventory impairment charge of $40 million during the three months ended December 31, 2006. This charge is included in cost of sales in the accompanying condensed consolidated statements of operations. The Company did not record any inventory impairment charges during the three months ended December 31, 2005.

For purposes of measuring impairment, SFAS 144 distinguishes between long-lived assets held for sale and long-lived assets to be held and used. Long-lived assets held for sale should be reported at the lower of the carrying amount or fair value, less costs to sell the assets. Long-lived assets to be held and used with a carrying value that will not be recoverable from future undiscounted cash flows should be reported at the lower of the carrying amount or fair value.

The Company’s current operating strategy includes selling certain land inventory to: increase its liquidity and pay down debt, adjust the balance of its land holdings by region and reduce its overall investment in land. The Company has identified certain land parcels it intends to sell and is actively marketing the properties for delivery within the next 12 months. As of December 31, 2006, the Company has $52.5 million of land inventory that is held for sale. For purposes of these impairment calculations, the Company determined the fair value of each asset held for sale by using internal project modeling software to determine the present value of the estimated future cash flows on a community-

by-community basis using discount rates which are commensurate with the risk of the community and comparing to recent comparable land sales and ongoing discussions with land brokers and potential buyers. The Company recorded an impairment charge of $19.3 million on land held for sale.

For purposes of impairment calculations on assets to be held and used, the Company determined the fair value of each asset to be held and used by using internal project modeling software to determine the present value of the estimated future cash flows on a community-by-community basis using discount rates which are commensurate with the risk of the community and by comparing to recent comparable land sales. The Company recorded an impairment charge of $20.7 million on housing projects where the Company intends to construct and sell homes.

The largest homebuilding project reviewed is in the Midwest region where the Company is developing land and currently intends to construct and sell approximately 1,100 homes over the next 6 years. In addition, the Company is obligated to purchase additional land in this project, on which it intends to construct and sell an additional 1,500 homes, for approximately $42 million at various dates beginning in June 2009. Due to the project’s overall size, timeline and complexity and the Company’s limited experience to date, its estimates of future recoverability are sensitive to management’s judgments and expectations of future market conditions. The project’s total inventory balance was approximately $87 million at December 31, 2006.

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

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as residential units are closed. Interest costs for the three months ended December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Capitalized interest—beginning of period	$59,409	$40,076
Interest incurred	11,827	11,183
Interest included in cost of sales	(8,771	(5,046)
Capitalized interest—end of period	$62,465	$46,213

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

The Company has applied, as required, FIN 46R to all variable interests and has determined that many of its options on land represent a variable interest in VIEs. The Company has determined it is the primary beneficiary of certain of these option contracts, and although the Company does not have legal title to the optioned land, under FIN 46R, it is required that the Company consolidate the land under option at initial fair value.

At December 31, 2006, the Company has consolidated optioned land with an initial fair value of $50.2 million for which it paid cash option deposits of $2.9 million. The Company estimated the initial fair value of the consolidated optioned land based upon the Company’s option contract price. In many cases, the Company was unable to obtain the relevant financial information from the selling entities, therefore, the Company has used the information available to make an assumption as to whether the selling entity has additional assets or has debt obligations outstanding. The difference between the fair value of the land under contract and the Company’s non-refundable deposit is recorded in liabilities related to inventory not owned unless it is determined by the Company that the selling entity does not carry debt in which case the difference is recorded as minority interest in inventory not owned.

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

In the ordinary course of business, the Company periodically enters into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, in which the Company’s current interests range from 6% to 49%. The Company accounts for its interest in these joint ventures under the equity method, and the Company’s condensed consolidated balance sheets include investments in joint ventures totaling $53.4 million and $48.2 million at December 31, 2006 and September 30, 2006, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At December 31, 2006 and September 30, 2006, the Company’s unconsolidated joint ventures had outstanding third party borrowings of $922 million and $865 million, respectively. From time to time the Company has issued repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require the Company to repay debt of the joint venture in the event of a payment default or in the event that the debt of the joint venture exceeds the value of the property securing the debt. At December 31, 2006 and September 30, 2006, the Company had guarantees of $91.3 million and $74.3 million, respectively, related to the outstanding indebtedness of these joint ventures.

5.  Financing

Homebuilding

The Company’s notes payable consist of the following:

	December 31,	September 30,
(in thousands)	2006	2006
Senior subordinated notes (net of unamortized discount)	$200,814	$200,750
Senior unsecured credit facility	249,947	244,947
Other senior secured credit facilities	39,190	54,511
Total	$489,951	$500,208

In December 2005, the Company issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. In May 2006, the Company exchanged all of the senior subordinated notes issued in the private placement for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. The Company may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s wholly owned subsidiaries, other than the Company’s mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that could restrict the Company’s ability and that of its restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of the Company’s assets. As of December 31, 2006, the Company was restricted from incurring additional indebtedness (excluding available borrowings under the senior unsecured credit facility), except under certain limited circumstances.

In December 2005, the Company entered into a new senior unsecured credit facility to finance its business operations. Proceeds of the new credit facility were used to retire its existing senior secured revolving credit facilities and substantially all of its other senior secured credit facilities. The credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. The Company has the right, without the consent of its lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior unsecured credit facility to exceed $700 million. The applicable borrowing base will be determined regularly throughout the life of the facility. The composition of the borrowing base will be limited to parameters set forth in the credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) will be removed from the borrowing base if held beyond specified maturity dates. Borrowings under the credit facility will generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon the Company’s senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the facility and is payable quarterly in arrears. As of December 31, 2006, the Company had $250 million of borrowings under the credit facility at an effective rate of 7.34% and, after giving effect to the borrowing base limitation, had additional availability of $248 million. The Company’s obligations under the senior unsecured credit facility are guaranteed by all of its wholly-owned subsidiaries, other than the Company’s mortgage subsidiary, and are subject to a number of customary financial and operating covenants.

Given the current market conditions and the deterioration of profitability, the Company believed that maintaining its original debt covenants would become difficult. Therefore, on December 15, 2006, the Company amended certain covenants in its $500 million senior unsecured revolving credit facility. The amended covenants require the Company to: maintain a minimum tangible net worth of at least $300 million plus 50% of positive net income earned subsequent to September 30, 2006; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.0x (decreasing to 1.75x as of June 30, 2007 and increasing to 2.5x as of December 31, 2008); maintain a ratio of total debt to adjusted tangible net worth not to exceed 1.5x; maintain a ratio of total land (including undeveloped land, land under development and finished lots on which home construction has yet to begin) to adjusted tangible net worth not to exceed 1.5x; and maintain an interest coverage ratio of no less than 1.75x through December 31, 2006 (decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the facility). For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of the Company’s outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment). As of and during the three months ended December 31, 2006, the Company was in compliance with the covenants of this facility.

6.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land for future development and/or developed lots. The agreements generally are contingent upon municipality approvals. As of December 31, 2006, the Company has rights, under such agreements, to purchase approximately 9,900 lots, within 50 separate developments, with an aggregate contract price of $437 million. Approximately 1,600 of the lots contain specific performance requirements, with an aggregate purchase price of $44 million, of which the Company is obligated to pay $2 million within the next twelve months and the remaining $42 million at various dates beginning in June 2009. Approximately 2,200 of the lots, with an aggregate purchase price of $169 million, are to be purchased from joint ventures in which the Company has an investment balance of $39 million as of December 31, 2006. This investment is recorded in investments in and advances to unconsolidated entities on the condensed consolidated balance sheets.

At December 31, 2006, excluding inventory not owned (see note 3), the Company was contingently liable to banks and financial institutions for approximately $52 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land option contracts.

Under the terms of the Company’s amended stock option plans, the Company has contractual obligations to purchase shares of its common stock, including shares issuable under outstanding options, from its directors and certain of its executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation. As of December 31, 2006, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been approximately $33.5 million in the event that all of these obligations were triggered.

The Company is involved in litigation incidental to its business, the disposition of which should not have a material effect on the Company’s financial position or results of operations.

The Company provides product warranties to its customers covering workmanship, materials, and certain mechanical systems for two years, and structural systems for ten years. The Company estimates and records warranty liabilities based on historical experience and known risks at the time a home closes, and in the case of unexpected claims, upon identification and quantification of the obligations. The Company’s warranty accrual is included in accounts payable and accrued expenses in its condensed consolidated balance sheets. Changes in the Company’s warranty liability for the three months ended December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Balance at beginning of period	$5,798	$5,844
Warranties issued	964	1,584
Settlements and other adjustments	(1,355)	(1,334)
Balance at end of period	$5,407	$6,094

At December 31, 2006, the Company was committed to fund approximately $15.8 million in mortgage loans to homebuyers at agreed-upon rates. The Company has entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

7.   Segment Information and Concentrations

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

Operations within the Company’s reportable homebuilding segments have been determined to have similar economic characteristics, including: similar historical and expected future operating performance, employment trends, land availability, acquisition and development constraints, and municipality behavior and meet the other aggregation criteria in SFAS 131. The reportable homebuilding segments include operations in the following geographical regions:

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

The following tables illustrate the revenue, earnings before income taxes and assets of the Company’s reportable segments. Included are reconciliations to the amounts reported in the Company’s condensed consolidated financial statements.

Revenues (in thousands) For the three months ended December 31:	2006	2005
Florida	$23,941	$22,210
Midwest	46,122	42,520
Nevada	55,030	33,689
Pacific Coast	39,269	66,315
Texas	69,916	56,614
Mortgage banking	1,742	1,374
Segment revenue subtotal	236,020	222,722
Corporate and unallocated (a)	177	1,198
GAAP adjustment (b)	4,374
Consolidated revenues	$240,571	$223,920

(a)      Corporate and unallocated includes rental and other income where the asset was held in the Company’s corporate department rather than one of the Company’s operating segments.

(b)     The GAAP adjustment is for certain closing costs and brokers commissions that are included in revenue in the Company’s internal measurement system that are reported as expenses in accordance with GAAP.

(Loss) Earnings Before Income Taxes (in thousands) For the three months ended December 31:	2006	2005
Florida	$(7,385)	$107
Midwest	(11,530)	817
Nevada	19,662	11,403
Pacific Coast	(16,261)	21,929
Texas	(241)	2,002
Mortgage banking	516	215
Segment (loss) earnings before income taxes subtotal	(15,239)	36,473
Corporate and unallocated	(7,717)	(10,955)
	(22,956)	25,518
Homebuilding interest expense	(8,771)	(5,046)
GAAP adjustment (c)	(2,369)	3,933
Consolidated (loss) earnings before income taxes	$(34,096)	$24,405

(c)      Included in the GAAP adjustment is (a) timing differences for certain capitalizable indirect construction costs that are expensed as incurred in the Company’s internal measurement system and (b) minority interest expense which is not included in the Company’s internal measurement system.

	December 31,	September 30,
Assets (in thousands)	2006	2006
Florida	$80,988	$91,226
Midwest	250,286	267,519
Nevada	214,950	224,331
Pacific Coast	159,194	181,289
Texas	177,274	197,604
Mortgage banking	8,727	10,859
Segment assets subtotal	891,419	972,828
Corporate and unallocated	145,059	118,749
Consolidated assets	$1,036,478	$1,091,577

8.  Recent Accounting Pronouncements

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

9.  Summarized Financial Information

The Company’s senior subordinated notes and senior unsecured credit facility are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”), other than the Company’s mortgage subsidiary. The Company’s mortgage subsidiary and majority owned and controlled subsidiaries are non-guarantors (“Non-Guarantor Subsidiaries”) of the senior subordinated notes and the senior unsecured credit facility. In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

As of December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$2,611	$8,476	$49	$—	$11,136
Receivables		20,489	1,471		21,960
Income taxes receivable	2,428				2,428
Inventory		641,062	186,598		827,660
Inventory not owned		50,154			50,154
Deferred expenses and other assets	9,136	11,747	368		21,251
Investments in and advances to unconsolidated entities		53,399			53,399
Deferred income taxes	28,864				28,864
Property and equipment, net of accumulated depreciation	8,481	2,418			10,899
Investments in subsidiaries	286,136	21,270		(307,406)
	337,656	809,015	188,486	(307,406)	1,027,751
MORTGAGE BANKING			8,727		8,727
TOTAL ASSETS	$337,656	$809,015	$197,213	$(307,406)	$1,036,478
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$183	$72,782	$415	$—	$73,380
Deposits on sales of residential units		5,837	139		5,976
Liabilities related to inventory not owned		15,530			15,530
Notes payable	459,703		30,248		489,951
Intercompany	(495,115)	400,678	94,437
	(35,229)	494,827	125,239		584,837
MORTGAGE BANKING			715		715
Total liabilities	(35,229)	494,827	125,954		585,552

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			46,903	(583)	46,320
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721

REDEEMABLE EQUITY	21,483				21,483
SHAREHOLDERS’ EQUITY	351,402	282,467	24,356	(306,823)	351,402
TOTAL LIABILITIES AND EQUITY	$337,656	$809,015	$197,213	$(307,406)	$1,036,478

As of September 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$1,518	$14,511	$13	$—	$16,042
Receivables		32,834	2,489		35,323
Inventory		720,984	178,313		899,297
Inventory not owned		37,821			37,821
Deferred expenses and other assets	9,103	9,938	188		19,229
Investments in and advances to unconsolidated entities		48,238			48,238
Deferred income taxes	14,133				14,133
Property and equipment, net of accumulated depreciation	8,291	2,344			10,635
Investments in subsidiaries	309,830	19,523		(329,353)
	342,875	886,193	181,003	(329,353)	1,080,718
MORTGAGE BANKING			10,859		10,859
TOTAL ASSETS	$342,875	$886,193	$191,862	$(329,353)	$1,091,577
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$228	$105,809	$742	$—	$106,779
Deposits on sales of residential units		6,246	87		6,333
Liabilities related to inventory not owned		5,015			5,015
Income taxes payable	3,702				3,702
Notes payable	454,665	9,801	35,742		500,208
Intercompany	(509,172)	423,848	85,324
	(50,577)	550,719	121,895		622,037
MORTGAGE BANKING			1,123		1,123
Total liabilities	(50,577)	550,719	123,018		623,160

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			43,827	(583)	43,244
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721

REDEEMABLE EQUITY	26,334				26,334
SHAREHOLDERS’ EQUITY	367,118	303,753	25,017	(328,770)	367,118
TOTAL LIABILITIES AND EQUITY	$342,875	$886,193	$191,862	$(329,353)	$1,091,577

For the three months ended December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$231,493	$6,919	$—	$238,412
Rental and other income	36	380	1		417
Total homebuilding revenues	36	231,873	6,920		238,829
Expenses:
Cost of sales of residential units and land		232,813	10,338		243,151
General and administrative	6,003	10,590	33		16,626
Sales and marketing		13,351	483		13,834
Depreciation	62	192			254
Total homebuilding expenses	6,065	256,946	10,854		273,865
Intercompany charge	6,029	(6,029)
Equity in income of unconsolidated joint ventures		500			500
Minority interests in net earnings of consolidated partnerships			(76)		(76)
Homebuilding loss before income taxes	—	(30,602)	(4,010)		(34,612)
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			1,742		1,742
Total mortgage banking revenues			1,742		1,742
Expenses:
General and administrative			1,204		1,204
Depreciation			22		22
Total mortgage banking expenses			1,226		1,226
Mortgage banking earnings before income taxes			516		516
EQUITY IN LOSS OF CONSOLIDATED SUBSIDIARIES	(34,096)	(4,010)		38,106
LOSS BEFORE INCOME TAXES	(34,096)	(34,612)	(3,494)	38,106	(34,096)
BENEFIT FOR INCOME TAXES	(13,127)	(13,326)	(1,345)	14,671	(13,127)
NET LOSS	$(20,969)	$(21,286)	$(2,149)	$23,435	$(20,969)

For the three months ended December 31, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$218,512	$2,516	$—	$221,028
Rental and other income	60	766	692		1,518
Total homebuilding revenues	60	219,278	3,208		222,546
Expenses:
Cost of sales of residential units and land		165,260	2,039		167,299
General and administrative	8,045	12,418	31		20,494
Sales and marketing		10,021	162		10,183
Depreciation	26	152			178
Total homebuilding expenses	8,071	187,851	2,232		198,154
Intercompany charge	8,011	(8,011)
Equity in income of unconsolidated joint ventures		157			157
Minority interests in net earnings of consolidated partnerships			(359)		(359)
Homebuilding earnings before income taxes	—	23,573	617		24,190
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			1,369		1,369
Interest income			5		5
Total mortgage banking revenues			1,374		1,374
Expenses:
General and administrative			1,127		1,127
Interest expense			4		4
Depreciation			28		28
Total mortgage banking expenses			1,159		1,159
Mortgage banking earnings before income taxes			215		215
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	24,405	490		(24,895)
EARNINGS BEFORE INCOME TAXES	24,405	24,063	832	(24,895)	24,405
PROVISION FOR INCOME TAXES	8,858	8,735	302	(9,037)	8,858
NET EARNINGS	$15,547	$15,328	$530	$(15,858)	$15,547

For the three months ended December 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(20,969)	$(21,286)	$(2,149)	$23,435	$(20,969)
Adjustments to reconcile net loss to net cash flows from operating activities	4,097	57,556	(6,827)	(26,160)	28,666
Net cash (used in) provided by operating activities	(16,872)	36,270	(8,976)	(2,725)	7,697

Cash flows from investing activities:
Purchases of property and equipment	(252)	(265)	(8)		(525)
Contributions and advances to investments in unconsolidated entities		(4,856)			(4,856)
Contributions to investments in subsidiaries		(4,213)		4,213
Net cash used in investing activities	(252)	(9,334)	(8)	4,213	(5,381)

Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	67,616		6,858		74,474
Repayments of notes and mortgage loans payable	(62,643)	(9,801)	(12,352)		(84,796)
Debt issuance costs	(850)				(850)
Net proceeds from issuance of common stock	39				39
Repurchases of common stock	(2)				(2)
Contributions from minority interests			3,000		3,000
Contributions from parent and guarantors			4,213	(4,213)
Distributions to parent and guarantors			(2,725)	2,725
Intercompany	14,057	(23,170)	9,113
Net cash provided by (used in) financing activities	18,217	(32,971)	8,107	(1,488)	(8,135)
Net increase (decrease) in cash and cash equivalents	1,093	(6,035)	(877)		(5,819)
Cash and cash equivalents— Beginning of period	1,518	14,511	2,636		18,665
Cash and cash equivalents— End of period	$2,611	$8,476	$1,759		$12,846

Reconciliation to cash and cash equivalents reported on the consolidated balance sheets:
Homebuilding	$2,611	$8,476	$49		$11,136
Mortgage banking			1,710		1,710
Total	$2,611	$8,476	$1,759		$12,846

For the three months ended December 31, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$15,547	$15,328	$530	$(15,858)	$15,547
Adjustments to reconcile net earnings to net cash flows from operating activities	(34,886)	(70,522)	(11,745)	15,534	(101,619)
Net cash used in operating activities	(19,339)	(55,194)	(11,215)	(324)	(86,072)

Cash flows from investing activities:
Purchases of property and equipment		(30)	(4)		(34)
Disposals of property and equipment			858		858
Contributions and advances to investments in unconsolidated entities		(772)			(772)
Net cash (used in) provided by investing activities		(802)	854		52

Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	543,359	319,081	11,036		873,476
Repayments of notes and mortgage loans payable	(19,019)	(710,426)	(46,186)		(775,631)
Net proceeds from issuance of common stock	702				702
Repurchases of common stock	(179)				(179)
Distributions to minority interests		142	(1,635)		(1,493)
Distributions to parent and guarantors			(324)	324
Intercompany	(499,519)	447,707	51,812
Net cash provided by financing activities	25,344	56,504	14,703	324	96,875
Net increase in cash and cash equivalents	6,005	508	4,342		10,855
Cash and cash equivalents— Beginning of period	6,875	9,786	4,799		21,460
Cash and cash equivalents— End of period	$12,880	$10,294	$9,141		$32,315

Item 2.  Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We are one of the largest privately-owned homebuilders and one of the 30 largest homebuilders in the United States, as measured by home deliveries and revenues. We design, build and market single-family detached, single-family attached and multi-family homes. Since we were founded in 1969, we have delivered over 44,000 homes to a broad range of customers, including first-time buyers and first- and second-time move-up buyers. Throughout this period, we have grown our business organically and operate within 17 markets across nine states located in five geographic regions:

Florida	Midwest	Nevada	Pacific Coast	Texas
Ft. Myers	Chicago, IL	Las Vegas	Portland, OR	Austin
Naples	Cleveland, OH(a)		Sacramento, CA	Dallas
Sarasota	Milwaukee, WI		Stockton, CA	Ft. Worth
Tampa			Vancouver, WA	Houston
San Antonio

(a)             We decided to exit the Cleveland market based on our perception regarding local market conditions currently and in the foreseeable future. We have been winding down operations with the objective of completing all construction and sales activities during our second fiscal quarter of 2007. We believe that our exit from the Cleveland market will not have a material adverse impact on our future operating results.

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

Recent Trends

During the first quarter of fiscal 2007, market conditions for new home sales remained more difficult than those conditions experienced over the past decade. Many view the current homebuilding environment as a return to a more stabilized homebuilding marketplace, which may continue to show erosion of home sales and profitability. Currently we do not see conditions in the housing market improving significantly in the near term.

The following describe some of the factors present in the marketplace during our first fiscal quarter of 2007:

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

•       refining our pricing stragegy to achieve the proper balance between velocity and profitability and to reduce the number of completed but unsold homes;

•       renegotiating with vendors and subcontractors to manage our construction costs;

•       sizing our operating structure to match our perception regarding market conditions currently and into the foreseeable future;

•       tightening land acquisition criteria and working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices; and

•       marketing and selling lots to generate cash and reduce our overall land holdings.

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

In November 2006, we entered into a two year interest rate cap agreement to protect $100 million of our borrowings from sharp increases in the prevailing short-term interest rates. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum.

As part of our current operating strategy, we are selling certain land inventory to: increase our liquidity and reduce our debt, adjust the balance of our land holdings by region and reduce our overall investment in land. We have identified certain land parcels that we intend to sell and are actively marketing the properties for delivery within the next 12 months. We believe that these properties are not critical to our homebuilding operations. As of December 31, 2006, we have $52.5 million of land inventory that is held for sale.

Due to the current change in market conditions, the national homebuilding climate and our expectations regarding the recoverability of certain assets, we reviewed all of our inventory for impairment and recorded an inventory impairment charge of $40 million during the three months ended December 31, 2006. The impairment charge consists of $20.7 million in housing projects where we intend to construct and sell homes and $19.3 million for land held for sale. This charge is included in cost of sales in the accompanying condensed consolidated statements of operations.

Results of Operations and Other Data

The following table presents selected statement of operations and other data for the three month period ended December 31, 2006 and 2005:

	Three months ended		2006
	December 31,		vs.
(Dollars in thousands)	2006	2005	2005
Statement of operations data:
Total homebuilding revenues	$238,829	$222,546	7.3%
Cost of sales of residential units and land(1)	243,151	167,299	45.3%
Gross homebuilding (loss) profit	(4,322)	55,247	(107.8)%
Homebuilding operating expenses	30,714	30,855	(0.5)%
Equity in income of unconsolidated entities	500	157	218.5%
Minority interests in net earnings of consolidated partnerships	(76)	(359)	(78.8)%
Homebuilding (loss) earnings before income taxes	(34,612)	24,190	(243.1)%
Mortgage banking earnings before income taxes	516	215	140.0%
(Loss) earnings before income taxes	(34,096)	24,405	(239.7)%
(Benefit) provision for income taxes	(13,127)	8,858	(248.2)%
Net (loss) earnings	$(20,969)	$15,547	(234.9)%

Other financial data:
Interest incurred(2)	$11,827	$11,187	5.7%
Depreciation and amortization	276	239	15.5%
EBITDA(3)	(25,049)	29,694	(184.4)%
Gross homebuilding profit margin(4)	(1.8)%	24.8%	—

Other data:
Net new home orders (units)(5)	722	638	13.2%
Homes delivered (units)	799	763	4.7%
Average sales price of homes delivered	$270	$282	(4.3)%
Backlog at end of period (units)(6)	681	1,345	(49.4)%
Backlog at end of period (contract value)(6)	$190,796	$389,174	(51.0)%

(1)      Inventory impairment charges of $40 million and $0 are included in cost of sales of residential units and land for the three months ended December 31, 2006 and 2005, respectively.

(2)      Interest incurred is the amount of interest paid and the net amount accrued (whether expensed or capitalized), and the amortization of debt issuance costs.

(3)      “EBITDA” represents net earnings before interest expense, depreciation and amortization and provision for income taxes. EBITDA is included in this report because we use it to assess our operational performance. We believe it is therefore useful to securities analysts, investors and other interested parties in the evaluation of companies like ours because interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in structure, accounting policies, tax strategies, levels of indebtedness and interest rates. EBITDA is not a measure of our liquidity or financial performance in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as an alternative to our net earnings or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of our results as reported under GAAP. Some limitations are:

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

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to service our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See the condensed consolidated statements of operations and cash flows presented in our condensed consolidated financial statements included elsewhere in this report. The following is a reconciliation of EBITDA to net earnings, the most directly comparable GAAP measure:

	Three Months Ended December 31,
(Dollars in thousands)	2006	2005
Net (loss) earnings	$(20,969)	$15,547
(Benefit) provision for income taxes	(13,127)	8,858
Interest expense in cost of sales	8,771	5,046
Interest expense in mortgage banking operations		4
Depreciation and amortization	276	239
EBITDA	$(25,049)	$29,694

(4)      Represents gross homebuilding profit divided by total homebuilding revenues.

(5)      Net new home orders represents the number of new sales contracts executed with customers, net of sales contract cancellations.

(6)      Backlog represents homes under sales contracts but not yet delivered at the end of the period.

Three months ended December 31, 2006 compared to three months ended December 31, 2005

Homebuilding revenues.   Homebuilding revenues increased 7.3% to $238.8 million for the three month period ended December 31, 2006 from $222.5 million for the three month period ended December 31, 2005. The increase was primarily due to increased land sales of $22.6 million for the three months ended December 31, 2006 as compared to $5.8 million for the three months ended December 31, 2005. The increase in new home deliveries of 4.7% was offset by a 4.3% decrease in the average sales price of homes delivered. The decrease in average sales price is attributed to an increase in home deliveries in our Texas region, which has our lowest average sales price, and a decrease in home deliveries in our Pacific Coast region, which has our highest average sales price.

Home sales and backlog.   Net new home orders for the three month period ended December 31, 2006 were 722, a record sales order activity level for the first quarter. The increase in net new home orders is attributed to adjusting net sales prices, where necessary, to reduce completed but unsold homes and increase net home orders per open selling location.

At December 31, 2006, the contract value of our backlog was $190.8 million, as compared to $389.2 million at December 31, 2005. At December 31, 2006, the average sales price per home in backlog was $280,000, down $9,000, or 3.1%, over the average sales price per home in backlog of $289,000 at December 31, 2005.

Gross homebuilding profit margin.   Gross homebuilding profit margin decreased to (1.8)% for the three month period ended December 31, 2006, compared to 24.8% for the three month period ended December 31, 2005. Included in gross profit for the three months ended December 31, 2006 are inventory valuation charges of $40 million related to our expectations regarding the recoverability of certain assets from both active residential construction projects and land held for sale. During the three month period ended December 31, 2006, we experienced margin pressures across all of our regions and a there was a significant shift in home deliveries from regions that historically had higher than average gross profit margins to regions with lower than average gross profit margins. Included within the gross profit for the three month period ended December 31, 2006 is $13.6 million from land sales, as compared with $1.5 million from land sales for the three month period ended December 31, 2005.

Homebuilding operating expenses.   Homebuilding operating expenses, which consist of all homebuilding expenses other than cost of sales, decreased 0.5% to $30.7 million for the three months ended December 31, 2006 from $30.9 million for the three months ended December 31, 2005. Homebuilding operating expenses were 12.9% and 13.9% of homebuilding revenue for the three months ended December 31, 2006 and 2005, respectively. The decrease in homebuilding operating expenses is attributed to lower compensation expense, due to a reduction in headcount and incentive pay, partially offset by an increase in commissions paid to outside real estate brokers, as we increased our utilization of their services to sell our homes.

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

The five reportable homebuilding segments include operations in the following geographic regions:

Florida

Midwest: Illinois, Ohio and Wisconsin

Nevada

Pacific Coast: California, Oregon and Washington

Texas

The following table presents financial and operational information for our five reportable homebuilding segments:

Three Months Ended December 31, (Dollars in thousands)	Average sales price of homes	Homes delivered	Net new home orders(1)	Backlog (units) at period end(2)	Backlog (contract value) at period end(2)
2006
Florida	$302	82	65	56	$17,380
Midwest	326	139	116	136	47,816
Nevada	382	97	116	64	24,511
Pacific Coast	440	92	107	95	39,466
Texas	175	389	318	330	61,623
Total	$270	799	722	681	$190,796
2005
Florida	$234	95	14	183	$43,839
Midwest	385	104	112	263	99,061
Nevada	382	88	79	103	41,916
Pacific Coast	457	145	82	221	110,683
Texas	161	331	351	575	93,675
Total	$282	763	638	1,345	$389,174

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

For the three months ended December 31: (Dollars in thousands)	Revenues	(Loss) earnings before income taxes
2006
Florida	$23,941	$(7,385)
Midwest	46,122	(11,530)
Nevada	55,030	19,662
Pacific Coast	39,269	(16,261)
Texas	69,916	(241)
Mortgage banking	1,742	516
Segment subtotal	236,020	(15,239)
Corporate and unallocated	177	(7,717)
	236,197	(22,956)
Homebuilding interest expense(1)		(8,771)
GAAP adjustment(2)	4,374	(2,369)
Consolidated total	$240,571	$(34,096)
2005
Florida	$22,210	$107
Midwest	42,520	817
Nevada	33,689	11,403
Pacific Coast	66,315	21,929
Texas	56,614	2,002
Mortgage banking	1,374	215
Segment subtotal	222,722	36,473
Corporate and unallocated	1,198	(10,955)
	223,920	25,518
Homebuilding interest expense(1)		(5,046)
GAAP adjustment(2)		3,933
Consolidated total	$223,920	$24,405

(1)      For internal measurement purposes, we measure our homebuilding operating results exclusive of any interest expense or other financing costs.

(2)      The GAAP adjustment to revenues is for certain closing costs and brokers commissions that are included in revenue in our internal measurement system that are reported as expenses in accordance with GAAP. The GAAP adjustment to earnings before income taxes relate to: (a) timing differences of certain capitalizable indirect construction costs that are expensed as incurred in our internal measurement system, and (b) minority interest expense which is not included in our internal measurement system.

Three months ended December 31, 2006 compared to three months ended December 31, 2005

Florida.   Homebuilding revenues increased in the quarter ended December 31, 2006, compared to the quarter ended December 31, 2005, primarily due to a $68 thousand increase in the average sales price of homes delivered, offset partially by an 13.7% decrease in the number of homes delivered. Homebuilding gross profit margins were (21.0)% in the first fiscal quarter of 2007, compared to 24.1% in the first fiscal quarter of 2006. Gross profit for the three month period ended December 31, 2006 was negatively impacted by $7.5 million of inventory valuation charges.

Midwest.   Homebuilding revenues increased in the quarter ended December 31, 2006, compared to the quarter ended December 31, 2005, primarily due to an 33.7% increase in the number of homes delivered, offset partially by a $59 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (18.2)% in the first fiscal quarter of 2007, compared to 9.1% in the first fiscal quarter of 2006. Gross profit for the three month period ended December 31, 2006 was negatively impacted by $10.6 million of inventory valuation charges.

Nevada.   Homebuilding revenues increased in the quarter ended December 31, 2006, compared to the quarter ended December 31, 2005, primarily due to a $19.4 million increase in land sales and a 10.2% increase in the number of homes delivered. Homebuilding gross profit margins were 36.1% in the first fiscal quarter of 2007, compared to 39.3% in the first fiscal quarter of 2006.  Included within gross profit for the three months ended December 31, 2006 is $13.2 million from land sales.

Pacific Coast.   Homebuilding revenues decreased in the quarter ended December 31, 2006, compared to the quarter ended December 31, 2005, primarily due to a 36.6% decrease in the number of homes delivered and a $17 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (36.3)% in the first fiscal quarter of 2007, compared to 36.6% in the first fiscal quarter of 2006. Gross profit for the three month period ended December 31, 2006 was negatively impacted by $18.4 million of inventory valuation charges.

Texas.   Homebuilding revenues increased in the quarter ended December 31, 2006, compared to the quarter ended December 31, 2005, primarily due to a 17.5% increase in the number of homes delivered and a $14 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 4.8% in the first fiscal quarter of 2007, compared to 13.7% in the first fiscal quarter of 2006. Gross profit for the three month period ended December 31, 2006 was negatively impacted by $3.5 million of inventory valuation charges.

Mortgage banking.   Mortgage banking earnings before taxes increased to $0.5 million in the first fiscal quarter of 2007, compared to $0.2 million in the first fiscal quarter of 2006. The increase in earnings before taxes was primarily due to a higher capture rate, a reduction in operating costs and an increase in the average mortgage loan size.

Corporate and unallocated.   Corporate and unallocated costs totaled $7.7 million in the first fiscal quarter of 2007 and $11.0 million in the first fiscal quarter of 2006. The reduction in corporate and unallocated costs is primarily related to a decrease in incentive compensation due to lower overall corporate earnings. Corporate and unallocated costs as a percentage of total consolidated revenues were 3.2% for the three months ended December 31, 2006 and 4.9% for the three months ended December 31, 2005.

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

Operating cash flows activities

Cash provided by operating activities totaled $7.7 million during the three months ended December 31, 2006, compared to $86.1 million of cash used in operating activities during the three months ended December 31, 2005. The increase in operating cash flows is primarily due to a significant reduction in the net investment in inventory related to land purchases, lot development and home construction.

Investing cash flows activities

Cash used in investing activities totaled $5.4 million during the three months ended December 31, 2006, compared to $52,000 net cash provided by investing activities during the three months ended December 31, 2005. The decrease in investing cash flows was primarily due to an increase in cash contributed and advanced to unconsolidated entities and increased purchases of fixed assets.

Financing cash flows activities

Cash used in financing activities totaled $8.1 million during the three months ended December 31, 2006, compared to $96.9 million cash provided by financing activities during the three months ended December 31, 2005. During the three months ended December 31, 2006, we reduced our outstanding borrowings by $10.3 million as we reduced our investment in inventory.

In December 2005, we issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. In May 2006, we exchanged all of the senior subordinated notes issued in December 2005 for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. We may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2008, we may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior unsecured credit facility. All of our wholly owned subsidiaries, other than our mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior unsecured credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that restricts our ability and that of our restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of our assets. As of December 31, 2006, we were restricted from incurring additional indebtedness (excluding available borrowings under the senior unsecured credit facility), except under certain limited circumstances.

In December 2005, we entered into a new senior unsecured credit facility to finance our business operations. Proceeds of the new credit facility were used to retire our existing senior secured revolving credit facilities and substantially all of our other senior secured credit facilities. The credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. We have the right, without the consent of our lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior unsecured credit facility to exceed $700 million. The applicable borrowing base will be determined regularly throughout the life of the facility. The composition of the borrowing base will be limited to parameters set forth in the credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) will be removed from the borrowing base if held beyond specified maturity dates. Borrowings under the credit facility will generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon our senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the facility and is payable quarterly in arrears. As of December 31, 2006, we had $250 million of borrowings under the credit facility at an effective interest rate of 7.34% and, after giving effect to the borrowing base limitation, had additional availability of approximately $248 million. Our obligations under the senior unsecured credit facility are guaranteed by all of our wholly-owned subsidiaries, other than our mortgage subsidiary, and are subject to a number of customary financial and operating covenants.

Given the current market conditions and the deterioration of profitability, we believed that maintaining our original debt covenants would become difficult. Therefore, on December 15, 2006, we amended certain covenants in our $500 million senior unsecured revolving credit facility. The covenants as amended, require us to: maintain a minimum tangible net worth of at least $300 million plus 50% of positive net income earned subsequent to September 30, 2006; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.0x (decreasing to 1.75x as of June 30, 2007 and increasing to 2.5x as of December 31, 2008); maintain a ratio of total debt to adjusted tangible net worth not to exceed 1.5x; maintain a ratio of total land (including undeveloped land, land under development and finished lots on which home construction has yet to begin) to adjusted tangible net worth not to exceed 1.5x; and maintain an interest coverage ratio of no less than 1.75x through December 31, 2006 (decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the facility). For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of our outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment). As of and during the three months ended December 31, 2006, we were in compliance with the covenants of this facility.

In November 2006, we entered into a two year interest rate cap agreement to protect $100 million of our borrowings from sharp increases in the prevailing short-term interest rates. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum.

We are party to senior secured project-specific acquisition, development and construction loans. These loans bear interest at a floating rate ranging from LIBOR to LIBOR plus 2.25% with maturities generally tied to the sale of the underlying inventory. As of December 31, 2006, we had $30.4 million outstanding related to these project-specific acquisition, development and construction loans.

We are party to several unsecured loan agreements that fund our operations on an ongoing basis. In addition, KH Financial, L.P., our wholly owned mortgage subsidiary, is party to a $5 million warehouse line of credit, used to fund its mortgage origination operations. This facility bears interest at a floating rate equal to LIBOR plus 2.25%, and as of December 31, 2006 there were no amounts outstanding under the warehouse facility.

We are also party to a $100 million flexible early purchase facility agreement which allows us to sell qualifying mortgage loans to the holder of the flexible early purchase facility after such loans have been originated subject to our obligation to sell the loan to an investor in the secondary market. At December 31, 2006, the facility held $28 million of loans sold by KH Financial, L.P.

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

The following summarizes our aggregate contractual commitments at December 31, 2006:

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable(1)	$675,387	$46,344	$365,896	$42,171	$220,976
Operating leases	10,209	2,405	4,771	2,299	734
Purchase obligations(2)	43,902	2,047	41,855
Total	$729,498	$50,796	$412,522	$44,470	$221,710

(1)      Includes our senior subordinated notes, senior unsecured credit facility, other homebuilding debt, and related interest payments for the life of the debt. Interest on variable rate obligations is based on rates effective as of December 31, 2006.

(2)      Represents obligations under land option agreements and purchase contracts with specific performance provisions, net of cash deposits.

Under the terms of our stock option plans, we may be required to purchase shares of our common stock at fair market value, including shares issuable under outstanding options or deferred stock units, from our directors and certain of our executive officers and other key employees, in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation. As of December 31, 2006, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been $33.5 million in the event that all of these obligations were triggered.

We are contingently liable to banks and financial institutions for approximately $52 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land purchase contracts. Approximately $2.6 million of the outstanding letters of credit have been issued by a wholly owned subsidiary. At December 31, 2006, we had committed to fund approximately $15.8 million in mortgage loans to homebuyers at agreed-upon rates. We have entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

Land and Lot Position and Homes in Inventory

At December 31, 2006, we owned and controlled 24,512 lots, approximately 40% of which were pursuant to option agreements and purchase contracts. The following is a summary of our land/lot position as of December 31, 2006:

Number of lots
Finished lots owned	4,595
Lots under development owned	9,992
Total lots owned(1)	14,587
Lots controlled under option agreements and purchase contracts(2)	9,925
Total land/lots controlled	24,512

(1)      Includes 1,291 lots that have been identified as held for sale, which we intend to sell and are actively marketing for delivery within the next 12 months.

(2)      Includes 2,065 lots included in inventory not owned which were consolidated under the accounting guidance of FIN 46R and 2,156 lots that we expect to purchase from unconsolidated entities in which we have an investment as an equity member.

Off-Balance Sheet Arrangements

Our primary use of off-balance sheet arrangements is to secure desirable lots on which to build homes in a manner that we believe reduces the overall risk to us. Our off-balance sheet arrangements relating to our homebuilding operations include land option agreements and purchase contracts and joint ventures.

Land option agreements and purchase contracts

In the ordinary course of business, we enter into option agreements and purchase contracts to secure land for the construction of homes. These agreements generally require us to pay a deposit to the seller as consideration for the right to acquire land during a specified period, usually at predetermined prices. Some of these option agreements and purchase contracts contain specific performance clauses, which require us to purchase the land upon satisfaction of certain requirements. Otherwise, our liabilities under option agreements and purchase contracts are generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. Below is a summary of the aggregate exercise price of all option agreements and purchase contracts as of December 31, 2006:

(Dollars in thousands)	Aggregate exercise price of land options(1)
Option agreements and purchase contracts with specific performance	$2,047
Options agreements and purchase contracts without specific performance(2)	374,254
Total option agreements and purchase contracts	$376,301

(1)      Excludes $60 million related to inventory not owned included on our condensed consolidated balance sheet, of which $42 million contains specific performance obligations.

(2)      Includes $169 million related to purchases from joint ventures in which we have an investment balance of $39 million as of December 31, 2006. These investments are recorded in investments in and advances to unconsolidated entities on our condensed consolidated balance sheets.

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

In the ordinary course of business, we periodically enter into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, in which our current interests range from 6% to 49%. We account for our interest in these joint ventures under the equity method, and our condensed consolidated balance sheets include investments in and advances to joint ventures totaling $53.4 million and $48.2 million at December 31, 2006 and September 30, 2006, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At December 31, 2006 and September 30, 2006, our unconsolidated joint ventures had outstanding third party borrowings of $922 million and $865 million, respectively. From time to time we have issued repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require us to repay debt of the joint venture in the event of a payment default or in the event that the debt of the joint venture exceeds the value of the property securing the debt. At December 31, 2006 and September 30, 2006, we had guarantees of $91.3 million and $74.3 million, respectively, related to the outstanding indebtedness of these joint ventures.

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

Backlog

Our sales contracts require cash deposits in line with respective market practices and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered “backlog”. We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract; however, these homes are excluded from backlog until a sales contract is signed. At December 31, 2006, we had 224 units of completed homes in inventory without sales contracts which represented 19% of our total home inventory. Our cancellation rates for the three months ended December 31, 2006 and 2005 were 26% and 32%, respectively.

Interest Rates and Inflation

Our business is significantly affected by the level of interest rates. Higher interest rates may decrease demand for our homes by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Higher interest rates would also increase our borrowing costs because a portion of our bank loans fluctuate with LIBOR and prime lending rates. In November 2006, we entered into a two year interest rate cap agreement to protect $100 million of our borrowings from sharp increases in the LIBOR lending rate.

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

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in preparation of its condensed consolidated financial statements:

•         Revenue recognition;

•         Homebuilding inventory and costs of sales;

•         Variable interest entities;

•         Investments in and advances to unconsolidated entities;

•         Warranty costs;

•         Litigation reserves;

•         Insurance claims costs;

•         Valuation of deferred tax assets; and

•         Stock-based compensation.

There have been no significant changes in the above critical accounting policies, as compared to those we disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Recent Accounting Pronouncements

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

•         geopolitical risks and market disruption;

•         our substantial level of indebtedness;

•                          the indenture for our senior subordinated notes and other debt agreements impose significant operating and financial restrictions;

•         the growth or expansion of our operations; and

•         our controlling stockholder’s interests may conflict with the interests of other stakeholders.

Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports or communications should be considered. Additional information about factors that could lead to material changes in performance is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. As of December 31, 2006, we had a total of $280.3 million of floating rate debt outstanding, including our senior unsecured credit facility and other facilities. Borrowings under these facilities generally bear interest based on applicable margins plus LIBOR or an alternate base rate. Holding our variable rate debt balances constant as of December 31, 2006, each one percentage point increase in interest rates would result in an increase in interest incurred for the next twelve month period of approximately $2.8 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during the twelve month period ended December 31, 2006 would have resulted in an increase in interest incurred of approximately $3.7 million.

Currently, we hedge exposure on $100 million of our variable rate debt from interest rate fluctuations through the use of an interest rate cap. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum. We do not enter into or hold derivatives for trading or speculative purposes.

Item 4.        Controls and Procedures.

Disclosure controls and procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.              Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.  Additional risks and uncertainties not currently known to us or that are deemed to be immaterial also may materially adversely affect our business financial condition or results.

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

KIMBALL HILL, INC.
Registrant

Dated February 14, 2007	/s/ DAVID K. HILL
David K. Hill
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated February 14, 2007	/s/ EUGENE K. ROWEHL
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