Form 10-Q
period 2007-03-31
Kimball Hill, Inc.
filed 2007-05-15
CIK 1357062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 333-133278

KIMBALL HILL, INC.

(Exact name of Registrant as specified in its charter)

Illinois (State or other jurisdiction	36-2177380 (I.R.S. Employer
of incorporation or organization)	Identification No.)

5999 New Wilke Road, Suite 504 Rolling Meadows, Illinois	60008
(Address of principal executive offices)	(Zip code)

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

☐ Yes ☒ No

As of May 11, 2007, there were 4,438,309 shares of common stock outstanding.

KIMBALL HILL, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	March 31,	September 30,
(in thousands, except shares)	2007	2006
Assets
HOMEBUILDING:
Cash and cash equivalents	$7,540	$16,042
Receivables	20,085	35,323
Income taxes receivable	7,256
Inventory	833,262	899,297
Inventory not owned	49,999	37,821
Deferred expenses and other assets	20,911	19,229
Investments in and advances to unconsolidated entities	51,546	48,238
Deferred income taxes	34,095	14,133
Property and equipment, net of accumulated depreciation	10,918	10,635
	1,035,612	1,080,718
MORTGAGE BANKING:
Cash and cash equivalents	4,704	2,623
Trade accounts receivable	1,736	2,319
Mortgage loans held for sale	2,133	5,663
Property and equipment, net of accumulated depreciation	244	254
	8,817	10,859
TOTAL ASSETS	$1,044,429	$1,091,577

Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$81,319	$106,779
Deposits on sales of residential units	6,635	6,333
Liabilities related to inventory not owned	13,939	5,015
Income taxes payable		3,702
Notes payable	529,842	500,208
	631,735	622,037
MORTGAGE BANKING:
Accounts payable and accrued expenses	528	927
Other liabilities	108	196
	636	1,123
Total liabilities	632,371	623,160

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	28,299	43,244
MINORITY INTEREST IN INVENTORY NOT OWNED	31,721	31,721

REDEEMABLE EQUITY:
Redeemable common stock, no par value; shares outstanding: 155,704 at March 31, 2007 and 228,002 at September 30, 2006	11,857	26,334
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 10,000,000 shares authorized; shares outstanding: 4,309,605 at March 31, 2007 and 4,316,878 at September 30, 2006	111,190	111,305
Retained earnings	228,991	255,813
Total shareholders’ equity	340,181	367,118
TOTAL LIABILITIES AND EQUITY	$1,044,429	$1,091,577

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006
HOMEBUILDING:
Revenues:
Sales of residential units and land	$190,370	$231,692	$428,782	$452,720
Rental and other income	340	123	757	1,641
Total homebuilding revenues	190,710	231,815	429,539	454,361
Expenses:
Cost of sales of residential units and land	187,279	182,181	430,430	349,480
General and administrative	14,124	20,962	30,750	41,456
Sales and marketing	12,800	12,661	26,634	22,844
Depreciation	331	172	585	350
Total homebuilding expenses	214,534	215,976	488,399	414,130
Equity in income of unconsolidated joint ventures	598	373	1,098	530
Minority interests in net (earnings) losses of consolidated partnerships	(71)	557	(147)	198
Homebuilding (loss) earnings before income taxes	(23,297)	16,769	(57,909)	40,959

MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans	1,494	1,620	3,236	2,989
Interest income		4		9
Total mortgage banking revenues	1,494	1,624	3,236	2,998
Expenses:
General and administrative	1,352	1,101	2,556	2,228
Interest expense		2		6
Depreciation	14	21	36	49
Total mortgage banking expenses	1,366	1,124	2,592	2,283
Mortgage banking earnings before income taxes	128	500	644	715
(LOSS) EARNINGS BEFORE INCOME TAXES	(23,169)	17,269	(57,265)	41,674
(BENEFIT) PROVISION FOR INCOME TAXES	(9,927)	6,271	(23,054)	15,129
NET (LOSS) EARNINGS	$(13,242)	$10,998	$(34,211)	$26,545

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended March 31, 2007 and 2006 (in thousands)	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(34,211)	$26,545
Adjustments to reconcile net (loss) earnings to cash flows from operating activities:
Depreciation	621	399
Inventory valuation adjustments	52,376	3,000
Write-off of land option costs	7,440
Amortization of deferred expenses	3,062	2,834
Unrealized loss on derivatives	124
Equity-based compensation	410	410
Distributions of income from investments in unconsolidated entities	469	290
Net earnings from investments in unconsolidated entities	(1,098)	(530)
Minority interest in consolidated earnings (losses)	147	(198)
Deferred income taxes	(19,962)	1,815
Changes in operating assets and liabilities:
Receivables	15,821	2,658
Mortgage loans held for sale	3,530	(1,902)
Inventory	4,029	(138,569)
Deferred expenses and other assets	(4,951)	(12,421)
Accounts payable and accrued expenses	(25,859)	(5,905)
Deposits and other liabilities	214	(209)
Income taxes, net	(10,798)	(9,828)
Net cash used in operating activities	(8,636)	(131,611)

Cash flows from investing activities:
Purchases of property and equipment	(894)	(6,771)
Disposals of property and equipment		858
Distributions of contributed capital from investments in unconsolidated entities	3,241	235
Contributions and advances to investments in unconsolidated entities	(5,920)	(2,318)
Net cash used in investing activities	(3,573)	(7,996)

Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	152,341	1,037,440
Repayments of notes and mortgage loans payable	(122,838)	(896,792)
Debt issuance costs	(850)
Net proceeds from issuance of common stock	39	702
Repurchases of common stock	(7,812)	(394)
Contributions from minority interests	3,000
Distributions to minority interests	(18,092)	(1,507)
Net cash provided by financing activities	5,788	139,449
Net decrease in cash and cash equivalents	(6,421)	(158)
Cash and cash equivalents—Beginning of period	18,665	21,460
Cash and cash equivalents—End of period	$12,244	$21,302

Reconciliation to cash and cash equivalents reported on the condensed consolidated balance sheets:
Homebuilding	$7,540
Mortgage banking	4,704
Total	$12,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,139	$18,585
Cash paid for income taxes	$7,706	$23,142
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in liabilities related to inventory not owned	$8,924	$(5,387)

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

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three month and six month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

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

During fiscal 2005, the Company granted 37,500 deferred stock units, representing a right to receive 37,500 shares of the Company’s common stock at a future date. Under the terms of the agreement, one-third of the deferred stock units fully vest on each of October 1, 2005, 2006, and 2007, respectively, with the shares being issued on the earlier of: a) the fifth anniversary of the date of grant, b) the executive’s separation of service, c) the executive’s death or disability, or d) a change in control. Each period, the Company recognizes compensation cost, for the relative service period covered, equal to the market value of the underlying common shares of the Company on the date of grant. During both the three months and six months ended March 31, 2007 and 2006, compensation cost of $0.2 million and $0.4 million related to deferred stock units is included in the Company’s condensed consolidated statements of operations.

Redeemable Common Stock—Under the terms of the Company’s amended stock option plans, the Company has contractual obligations to purchase shares of its outstanding common stock from its directors and certain of its executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, involuntary termination or retirement.

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

Based upon the most recent independent valuation of the Company as of March 31, 2007, the fair value of redeemable common stock was valued at $76.15 per share.

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

2.  Inventory

Inventory consists of the following:

	March 31,	September 30,
(in thousands)	2007	2006
Residential lots—developed and under development	$516,042	$581,701
Finished homes and construction in progress	253,537	262,392
Deposits on land purchases	9,440	15,499
Land held for future development or sale	54,243	39,705
Total	$833,262	$899,297

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses housing projects, land held for development and sale, and property and equipment for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the continued deterioration in market conditions, the national homebuilding climate and the Company’s expectations regarding the recoverability of certain assets, the Company reviewed all of its inventory for impairment in connection with the preparation of the accompanying unaudited condensed consolidated financial statements and recorded inventory impairment charges of $12.4 million and $52.4 million during the three and six months ended March 31, 2007. The Company recorded $3 million of inventory impairment charges during both the three and six months ended March 31, 2006 related to the Company’s decision to exit the Cleveland market. These charges are included in cost of sales in the accompanying condensed consolidated statements of operations.

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

The Company’s current operating strategy includes selling certain land inventory to: increase its liquidity and pay down debt, adjust the balance of its land holdings by region and reduce its overall investment in land. The Company has identified certain land parcels it intends to sell and is actively marketing the properties for delivery within the next 12 months. As of March 31, 2007, the Company has $54.2 million of land inventory that is held for sale. For purposes of these impairment calculations, the Company determined the fair value of each asset held for sale by using internal project modeling software to determine the present value of the estimated future cash flows on a community-by-community basis using discount rates which are commensurate with the risk of the community and by comparing to recent comparable land sales and recent discussions with land brokers and potential buyers. The Company recorded an impairment charge of $6.1 million and $25.4 million on land held for sale during the three and six months ended March 31, 2007.

For purposes of impairment calculations on assets to be held and used, the Company determined the fair value of each asset to be held and used by using internal project modeling software to determine the present value of the estimated future cash flows on a community-by-community basis using discount rates which are commensurate with the risk of the community and by comparing to recent comparable land sales. The Company recorded an impairment charge on housing projects where the Company intends to construct and sell homes of $6.3 million and $27.0 million during the three and six months ended March 31, 2007.

The largest homebuilding project reviewed is in the Midwest region where the Company is developing land and currently intends to construct and sell approximately 1,100 homes over the next 6 years. In addition, the Company is obligated to purchase additional land in this project, for approximately $42 million at various dates beginning in June 2009, on which it intends to construct and sell an additional 1,500 homes. Due to the project’s overall size, timeline and complexity and the Company’s limited experience to date, its estimates of future recoverability are sensitive to management’s judgments and expectations of future market conditions. The Company’s current projection of cash flows from this project was updated based on recent results of this project and current market conditions. The projection shows positive undiscounted cash flows, albeit at levels below prior estimates. Should market conditions continue to deteriorate and projected project revenues decline, projected project costs could exceed projected revenues. Should this occur, a potentially material impairment charge may be recognized. The project’s total inventory balance was approximately $119 million at March 31, 2007, which includes the future purchase of land that the Company has consolidated in accordance with FIN 46R at its initial fair value of $31.7 million.

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

Given the continued deterioration in market conditions and uncertainty about the timing and pace of any recovery, the Company has tightened its land acquisition criteria and is working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices. If the Company is unable to obtain satisfactory terms, the Company will not exercise its land option agreements and will abandon its earnest money if contractually obligated to do so. During the three and six months ended March 31, 2007, the Company wrote-off $7.0 million and $7.4 million of costs related to the abandonment of land option contracts.

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as residential units are closed. Interest costs for the three and six months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006
Capitalized interest—beginning of period	$62,465	$46,213	$59,409	$40,076
Interest incurred	11,371	10,098	23,198	21,281
Interest included in cost of sales	(7,710)	(6,097)	(16,481)	(11,143)
Capitalized interest—end of period	$66,126	$50,214	$66,126	$50,214

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

At March 31, 2007, the Company has consolidated optioned land with an initial fair value of $50 million for which it paid cash option deposits of $4.3 million. The Company estimated the initial fair value of the consolidated optioned land based upon the Company’s option contract price. In many cases, the Company was unable to obtain the relevant financial information from the selling entities, therefore, the Company has used the information available to make an assumption as to whether the selling entity has additional assets or has debt obligations outstanding. The difference between the fair value of the land under contract and the Company’s non-refundable deposit is recorded in liabilities related to inventory not owned unless it is determined by the Company that the selling entity does not carry debt in which case the difference is recorded as minority interest in inventory not owned.

4.  Investments In and Advances to Unconsolidated Entities

Investments in and advances to unconsolidated entities represent the Company’s ownership interest in entities accounted for under the equity method when it has a significant influence over the entity but holds less than a controlling interest in the entity or it is not the primary beneficiary in a VIE as defined by FIN 46R. The Company’s business partners generally are unrelated homebuilders, land sellers or other real estate entities.

In the ordinary course of business, the Company periodically enters into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, in which the Company’s current interests range from 6% to 49%. The Company accounts for its interest in these joint ventures under the equity method, and the Company’s condensed consolidated balance sheets include investments in joint ventures totaling $51.5 million and $48.2 million at March 31, 2007 and September 30, 2006, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At March 31, 2007 and September 30, 2006, the Company’s unconsolidated joint ventures had outstanding third party borrowings of $958 million and $865 million, respectively. From time to time the Company has issued repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require the Company to repay debt of the joint venture in the event of a payment default or in the event that the debt of the joint venture exceeds the value of the property securing the debt. At March 31, 2007 and September 30, 2006, the Company had guarantees of $97.1 million and $74.3 million, respectively, related to the outstanding indebtedness of these joint ventures.

5.  Financing

Homebuilding

The Company’s notes payable consist of the following:

	March 31,	September 30,
(in thousands)	2007	2006
Senior subordinated notes (net of unamortized discount)	$200,881	$200,750
Senior unsecured credit facility	286,759	244,947
Other senior secured credit facilities	42,202	54,511
Total	$529,842	$500,208

In December 2005, the Company issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. In May 2006, the Company exchanged all of the senior subordinated notes issued in the private placement for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. The Company may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. At any time prior to December 15, 2008, the Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. In addition, if the Company experiences specific kinds of changes of control, the Company is required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s wholly owned subsidiaries, other than the Company’s mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that could restrict the Company’s ability and that of its restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of the Company’s assets. As of March 31, 2007, the Company was restricted from incurring additional indebtedness (excluding available borrowings under the senior unsecured credit facility), except under certain limited circumstances.

In December 2005, the Company entered into a new senior unsecured credit facility to finance its business operations. Proceeds of the new credit facility were used to retire its existing senior secured revolving credit facilities and substantially all of its other senior secured credit facilities. The credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. The Company has the right, without the consent of its lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior unsecured credit facility to exceed $700 million. The applicable borrowing base will be determined regularly throughout the life of the facility. The composition of the borrowing base will be limited to parameters set forth in the credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) will be removed from the borrowing base if held beyond specified maturity dates. Borrowings under the credit facility will generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon the Company’s senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the facility and is payable quarterly in arrears. As of March 31, 2007, the Company had $287 million of borrowings under the credit facility at an effective rate of 6.93% and, after giving effect to the borrowing base limitation, had additional availability of $183 million. The Company’s obligations under the senior unsecured credit facility are guaranteed by all of its wholly-owned subsidiaries, other than the Company’s mortgage subsidiary, and are subject to a number of customary financial and operating covenants.

In December 2006, the Company amended certain covenants in its $500 million senior unsecured credit facility. The amended covenants require the Company to: maintain a minimum tangible net worth of at least $300 million plus 50% of positive net income earned subsequent to September 30, 2006; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.0x (decreasing to 1.75x as of June 30, 2007 and increasing to 2.5x as of December 31, 2008); maintain a ratio of total debt to adjusted tangible net worth not to exceed 1.5x; maintain a ratio of total land (including undeveloped land, land under development and finished lots on which home construction has yet to begin) to adjusted tangible net worth not to exceed 1.5x; and maintain an interest coverage ratio of no less than 1.75x through December 31, 2006 (decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the facility). For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of the Company’s outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment).

As of and during the three and six months ended March 31, 2007, the Company was in compliance with the covenants of this facility. However, given the continued deterioration of the homebuilding market, the Company does not expect to be able to maintain compliance with the current covenants throughout the remainder of its fiscal year. Therefore, the Company will be exploring alternatives with its lenders, which would permit continued access to financing sufficient to support the Company’s current and future operations. The Company’s continued borrowing availability depends on its ability to negotiate revised covenants of this facility with which the Company will be able to maintain compliance or to arrange a new credit facility with acceptable terms and convenants. Additionally, should debt rating agencies issue a negative outlook on, or downgrade, the Company’s debt rating, it may become more difficult and/or expensive to obtain necessary financing.

As of March 31, 2007, the Company was not in compliance with an interest coverage covenant provided for in a secured project credit facility with an outstanding balance of $32 million. The Company obtained a waiver for this covenant violation and is working to amend the secured project credit facility.

6.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land for future development and/or developed lots. The agreements generally are contingent upon municipality approvals. As of March 31, 2007, the Company has rights, under such agreements, to purchase approximately 8,500 lots, within 40 separate developments, with an aggregate contract price of $350 million. Approximately 1,600 of the lots contain specific performance requirements, with an aggregate purchase price of $44 million, of which the Company is obligated to pay $2 million within the next twelve months and the remaining $42 million at various dates beginning in June 2009. Approximately 2,200 of the lots, with an aggregate purchase price of $169 million, are to be purchased from joint ventures in which the Company has an investment balance of $40 million as of March 31,

2007. This investment is recorded in investments in and advances to unconsolidated entities on the condensed consolidated balance sheets.

At March 31, 2007, excluding inventory not owned (see note 3), the Company was contingently liable to banks and financial institutions for approximately $39 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land option contracts.

Under the terms of the Company’s amended stock option plans, the Company has contractual obligations to purchase shares of its common stock, including shares issuable under outstanding options, from its directors and certain of its executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, involuntary termination or retirement. As of March 31, 2007, the Company’s aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been approximately $21.5 million in the event that all of these obligations were triggered. The Company’s ability to satisfy its repurchase obligations is subject to certain limitations set forth in the Trust Indenture governing the senior subordinated notes issued by the Company.

The Company is involved in litigation incidental to its business, the disposition of which should not have a material effect on the Company’s financial position or results of operations.

The Company provides product warranties to its customers covering workmanship, materials, and certain mechanical systems for two years, and structural systems for ten years. The Company estimates and records warranty liabilities based on historical experience and known risks at the time a home closes, and in the case of unexpected claims, upon identification and quantification of the obligations. The Company’s warranty accrual is included in accounts payable and accrued expenses in its condensed consolidated balance sheets. Changes in the Company’s warranty liability for the three and six months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006
Balance at beginning of period	$5,407	$6,094	$5,798	$5,844
Warranties issued	832	1,251	1,796	2,835
Settlements and other adjustments	(1,045)	(1,007)	(2,400)	(2,341)
Balance at end of period	$5,194	$6,338	$5,194	$6,338

At March 31, 2007, the Company was committed to fund approximately $25.7 million in mortgage loans to homebuyers at agreed-upon rates. The Company has entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

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

The following tables illustrate the revenue, earnings before income taxes and assets of the Company’s reportable segments. Included are reconciliations to the amounts reported in the condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Revenues (in thousands)	2007	2006	2007	2006
Florida	$21,714	$22,589	$45,655	$44,799
Midwest	33,206	40,371	79,328	82,891
Nevada	35,412	26,801	90,442	60,490
Pacific Coast	30,002	77,487	69,271	143,802
Texas	66,127	64,532	136,043	121,146
Mortgage banking	1,494	1,624	3,236	2,998
Segment revenue subtotal	187,955	233,404	423,975	456,126
Corporate and unallocated (a)	56	35	233	1,233
GAAP adjustment (b)	4,193		8,567
Consolidated revenues	$192,204	$233,439	$432,775	$457,359

(a)       Corporate and unallocated includes rental and other income where the asset was held in the Company’s corporate department rather than one of the Company’s operating segments.

(b)       The GAAP adjustment is for certain closing costs and brokers commissions that are included as reductions to revenue in the Company’s internal measurement system that are reported as expenses in accordance with GAAP.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Loss) Earnings Before Income Taxes (in thousands)	2007	2006	2007	2006
Florida	$(2,117)	$2,452	$(9,502)	$2,559
Midwest	(7,181)	(3,534)	(18,711)	(2,717)
Nevada	6,444	6,103	26,106	17,506
Pacific Coast	(10,445)	23,042	(26,706)	44,971
Texas	5,264	3,292	5,023	5,294
Mortgage banking	128	500	644	715
Segment (loss) earnings before income taxes subtotal	(7,907)	31,855	(23,146)	68,328
Corporate and unallocated	(5,994)	(11,732)	(13,711)	(22,687)
	(13,901)	20,123	(36,857)	45,641
Homebuilding interest expense	(7,710)	(6,097)	(16,481)	(11,143)
GAAP adjustment (c)	(1,558)	3,243	(3,927)	7,176
Consolidated (loss) earnings before income taxes	$(23,169)	$17,269	$(57,265)	$41,674

(c)  Included in the GAAP adjustment are (i) timing differences for certain capitalizable indirect construction costs that are expensed as incurred in the Company’s internal measurement system and (ii) minority interest expense which is not included in the Company’s internal measurement system.

	March 31,	September 30,
Assets (in thousands)	2007	2006
Florida	$85,010	$91,226
Midwest	244,727	267,519
Nevada	216,338	224,331
Pacific Coast	158,105	181,289
Texas	173,856	197,604
Mortgage banking	8,817	10,859
Segment assets subtotal	886,853	972,828
Corporate and unallocated	157,576	118,749
Consolidated assets	$1,044,429	$1,091,577

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits a company to measure certain financial instruments and other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its financial statements.

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

As of March 31, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$1,853	$5,658	$29	$—	$7,540
Receivables		19,426	659		20,085
Income taxes receivable	7,256				7,256
Inventory		738,556	94,706		833,262
Inventory not owned		49,999			49,999
Deferred expenses and other assets	9,042	11,792	77		20,911
Investments in and advances to unconsolidated entities		51,546			51,546
Deferred income taxes	34,095				34,095
Property and equipment, net of accumulated depreciation	8,419	2,499			10,918
Investments in subsidiaries	272,895	16,775		(289,670)
	333,560	896,251	95,471	(289,670)	1,035,612
MORTGAGE BANKING			8,817		8,817
TOTAL ASSETS	$333,560	$896,251	$104,288	$(289,670)	$1,044,429
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$140	$81,054	$125	$—	$81,319
Deposits on sales of residential units		6,524	111		6,635
Liabilities related to inventory not owned		13,939			13,939
Notes payable	497,825		32,017		529,842
Intercompany	(516,443)	493,855	22,588
	(18,478)	595,372	54,841		631,735
MORTGAGE BANKING			636		636
Total liabilities	(18,478)	595,372	55,477		632,371

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			28,882	(583)	28,299
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721
REDEEMABLE EQUITY	11,857				11,857
SHAREHOLDERS’ EQUITY	340,181	269,158	19,929	(289,087)	340,181
TOTAL LIABILITIES AND EQUITY	$333,560	$896,251	$104,288	$(289,670)	$1,044,429

As of September 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$1,518	$14,511	$13	$—	$16,042
Receivables		32,834	2,489		35,323
Inventory		720,984	178,313		899,297
Inventory not owned		37,821			37,821
Deferred expenses and other assets	9,103	9,938	188		19,229
Investments in and advances to unconsolidated entities		48,238			48,238
Deferred income taxes	14,133				14,133
Property and equipment, net of accumulated depreciation	8,291	2,344			10,635
Investments in subsidiaries	309,830	19,523		(329,353)
	342,875	886,193	181,003	(329,353)	1,080,718
MORTGAGE BANKING			10,859		10,859
TOTAL ASSETS	$342,875	$886,193	$191,862	$(329,353)	$1,091,577
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$228	$105,809	$742	$—	$106,779
Deposits on sales of residential units		6,246	87		6,333
Liabilities related to inventory not owned		5,015			5,015
Income taxes payable	3,702				3,702
Notes payable	454,665	9,801	35,742		500,208
Intercompany	(509,172)	423,848	85,324
	(50,577)	550,719	121,895		622,037
MORTGAGE BANKING			1,123		1,123
Total liabilities	(50,577)	550,719	123,018		623,160

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			43,827	(583)	43,244
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721
REDEEMABLE EQUITY	26,334				26,334
SHAREHOLDERS’ EQUITY	367,118	303,753	25,017	(328,770)	367,118
TOTAL LIABILITIES AND EQUITY	$342,875	$886,193	$191,862	$(329,353)	$1,091,577

For the three months ended March 31, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$183,586	$101,978	$(95,194)	$190,370
Rental and other income	101	239			340
Total homebuilding revenues	101	183,825	101,978	(95,194)	190,710
Expenses:
Cost of sales of residential units and land		180,630	83,180	(76,531)	187,279
General and administrative	4,673	9,416	35		14,124
Sales and marketing		12,291	509		12,800
Depreciation	119	212			331
Total homebuilding expenses	4,792	202,549	83,724	(76,531)	214,534
Intercompany charge	4,691	(4,691)
Equity in income of unconsolidated joint ventures		598			598
Minority interests in net earnings of consolidated partnerships			(8,985)	8,914	(71)
Homebuilding (loss) earnings before income taxes	—	(22,817)	9,269	(9,749)	(23,297)
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			1,494		1,494
Total mortgage banking revenues			1,494		1,494
Expenses:
General and administrative			1,352		1,352
Depreciation			14		14
Total mortgage banking expenses			1,366		1,366
Mortgage banking earnings before income taxes			128		128
EQUITY IN LOSS OF CONSOLIDATED SUBSIDIARIES	(23,169)	(480)		23,649
(LOSS) EARNINGS BEFORE INCOME TAXES	(23,169)	(23,297)	9,397	13,900	(23,169)
(BENEFIT) PROVISION FOR INCOME TAXES	(9,927)	(9,988)	3,721	6,267	(9,927)
NET (LOSS) EARNINGS	$(13,242)	$(13,309)	$5,676	$7,633	$(13,242)

For the three months ended March 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$230,309	$12,946	$(11,563)	$231,692
Rental and other income	20	13	90		123
Total homebuilding revenues	20	230,322	13,036	(11,563)	231,815
Expenses:
Cost of sales of residential units and land		180,894	12,073	(10,786)	182,181
General and administrative	5,755	15,202	5		20,962
Sales and marketing		12,471	190		12,661
Depreciation	26	146			172
Total homebuilding expenses	5,781	208,713	12,268	(10,786)	215,976
Intercompany charge	5,761	(5,761)
Equity in income of unconsolidated joint ventures		373			373
Minority interests in net losses (earnings) of consolidated partnerships		574	(600)	583	557
Homebuilding earnings before income taxes	—	16,795	168	(194)	16,769
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			1,620		1,620
Interest income			4		4
Total mortgage banking revenues			1,624		1,624
Expenses:
General and administrative			1,101		1,101
Interest expense			2		2
Depreciation			21		21
Total mortgage banking expenses			1,124		1,124
Mortgage banking earnings before income taxes			500		500
EQUITY IN INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	17,269	(374)		(16,895)
EARNINGS BEFORE INCOME TAXES	17,269	16,421	668	(17,089)	17,269
PROVISION FOR INCOME TAXES	6,271	5,961	243	(6,204)	6,271
NET EARNINGS	$10,998	$10,460	$425	$(10,885)	$10,998

For the six months ended March 31, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land		$415,079	$108,897	$(95,194)	$428,782
Rental and other income	137	619	1		757
Total homebuilding revenues	137	415,698	108,898	(95,194)	429,539
Expenses:
Cost of sales of residential units and land		413,443	93,518	(76,531)	430,430
General and administrative	10,676	20,006	68		30,750
Sales and marketing		25,642	992		26,634
Depreciation	181	404			585
Total homebuilding expenses	10,857	459,495	94,578	(76,531)	488,399
Intercompany charge	10,720	(10,720)
Equity in income of unconsolidated joint ventures		1,098			1,098
Minority interests in net earnings of consolidated partnerships			(9,061)	8,914	(147)
Homebuilding loss before income taxes	—	(53,419)	5,259	(9,749)	(57,909)
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			3,236		3,236
Total mortgage banking revenues			3,236		3,236
Expenses:
General and administrative			2,556		2,556
Depreciation			36		36
Total mortgage banking expenses			2,592		2,592
Mortgage banking earnings before income taxes			644		644
EQUITY IN LOSS OF CONSOLIDATED SUBSIDIARIES	(57,265)	(4,490)		61,755
(LOSS) EARNINGS BEFORE INCOME TAXES	(57,265)	(57,909)	5,903	52,006	(57,265)
(BENEFIT) PROVISION FOR INCOME TAXES	(23,054)	(23,314)	2,376	20,938	(23,054)
NET (LOSS) EARNINGS	$(34,211)	$(34,595)	$3,527	$31,068	$(34,211)

For the six months ended March 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$448,821	$15,462	$(11,563)	$452,720
Rental and other income	80	779	782		1,641
Total homebuilding revenues	80	449,600	16,244	(11,563)	454,361
Expenses:
Cost of sales of residential units and land		346,154	14,112	(10,786)	349,480
General and administrative	13,800	27,620	36		41,456
Sales and marketing		22,492	352		22,844
Depreciation	52	298			350
Total homebuilding expenses	13,852	396,564	14,500	(10,786)	414,130
Intercompany charge	13,772	(13,772)
Equity in income of unconsolidated joint ventures		530			530
Minority interests in net losses (earnings) of consolidated partnerships		574	(959)	583	198
Homebuilding earnings before income taxes	—	40,368	785	(194)	40,959
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			2,989		2,989
Interest income			9		9
Total mortgage banking revenues			2,998		2,998
Expenses:
General and administrative			2,228		2,228
Interest expense			6		6
Depreciation			49		49
Total mortgage banking expenses			2,283		2,283
Mortgage banking earnings before income taxes			715		715
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	41,674	116		(41,790)
EARNINGS BEFORE INCOME TAXES	41,674	40,484	1,500	(41,984)	41,674
PROVISION FOR INCOME TAXES	15,129	14,696	545	(15,241)	15,129
NET EARNINGS	$26,545	$25,788	$955	$(26,743)	$26,545

For the six months ended March 31, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(34,211)	$(34,595)	$3,527	$31,068	$(34,211)
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities	7,721	(27,015)	97,679	(52,810)	25,575
Net cash (used in) provided by operating activities	(26,490)	(61,610)	101,206	(21,742)	(8,636)

Cash flows from investing activities:
Purchases of property and equipment	(309)	(558)	(27)		(894)
Distributions of contributed capital from investments in unconsolidated entities		3,241			3,241
Contributions and advances to investments in unconsolidated entities		(5,920)			(5,920)
Contributions to investments in subsidiaries		(4,213)		4,213
Net cash used in investing activities	(309)	(7,450)	(27)	4,213	(3,573)

Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	143,674		8,667		152,341
Repayments of notes and mortgage loans payable	(100,645)	(9,801)	(12,392)		(122,838)
Debt issuance costs	(850)				(850)
Net proceeds from issuance of common stock	39				39
Repurchases of common stock	(7,812)				(7,812)
Contributions from minority interests			3,000		3,000
Distributions to minority interests			(27,006)	8,914	(18,092)
Contributions from parent and guarantors			4,213	(4,213)
Distributions to parent and guarantors			(12,828)	12,828
Intercompany	(7,272)	70,008	(62,736)
Net cash provided by (used in) financing activities	27,134	60,207	(99,082)	17,529	5,788

Net increase (decrease) in cash and cash equivalents	335	(8,853)	2,097		(6,421)
Cash and cash equivalents—Beginning of period	1,518	14,511	2,636		18,665
Cash and cash equivalents—End of period	$1,853	$5,658	$4,733		$12,244

Reconciliation to cash and cash equivalents reported on the consolidated balance sheets:
Homebuilding	$1,853	$5,658	$29		$7,540
Mortgage banking			4,704		4,704
Total	$1,853	$5,658	$4,733		$12,244

For the six months ended March 31, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$26,545	$25,788	$955	$(26,743)	$26,545
Adjustments to reconcile net earnings to net cash flows from operating activities	(38,575)	(129,657)	(14,623)	24,699	(158,156)
Net cash used in operating activities	(12,030)	(103,869)	(13,668)	(2,044)	(131,611)

Cash flows from investing activities:
Purchases of property and equipment		(6,752)	(19)		(6,771)
Disposals of property and equipment			858		858
Distributions of contributed capital from investments in unconsolidated entities		235			235
Contributions and advances to investments in unconsolidated entities		(2,318)			(2,318)
Contributions to investments in subsidiaries		(3,170)		3,170
Net cash (used in) provided by investing activities		(12,005)	839	3,170	(7,996)

Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	698,411	323,188	15,841		1,037,440
Repayments of notes and mortgage loans payable	(124,614)	(710,426)	(61,752)		(896,792)
Net proceeds from issuance of common stock	702				702
Repurchases of common stock	(394)				(394)
Distributions to minority interests		128	(1,635)		(1,507)
Contributions from minority interests			2,463	(2,463)
Distributions to parent and guarantors			(1,337)	1,337
Intercompany	(563,995)	506,714	57,281
Net cash provided by financing activities	10,110	119,604	10,861	(1,126)	139,449

Net (decrease) increase in cash and cash equivalents	(1,920)	3,730	(1,968)		(158)
Cash and cash equivalents—Beginning of period	6,875	9,786	4,799		21,460
Cash and cash equivalents—End of period	$4,955	$13,516	$2,831		$21,302

10.  Related Party Transactions

In January 2007, the Company sold its ownership interest in a San Jose, California high-rise residential real estate project to an entity controlled by the Company’s Chairman and Chief Executive Officer for $2.9 million, which was equal to the Company’s total financial investment in the project. This transaction was approved by the Company’s board of directors.

In two separate transactions during March 2007, the Company purchased developed lots from two consolidated joint ventures at fair market value in accordance with the underlying joint venture agreements. After closing the transaction, the consolidated joint ventures distributed $25.8 million in accordance with the joint venture agreements to an entity that indirectly owns approximately 21% of the Company’s issued and outstanding common stock as of March 31, 2007.

11.  Subsequent Events

In May 2007, the Company decided to exit the Portland, Oregon and Vancouver, Washington markets. As of March 31, 2007, the Company had $27.4 million of assets deployed in these markets. A decision to continue in these markets would have required near term investments to provide lots for the future to sustain operations. The Company decided to redeploy its capital and narrow its management focus to its other existing markets. The Company believes that its exit from the Portland and Vancouver markets will not have a material adverse impact on its financial condition or results of operations.

In May 2007, the Company decided to exit the Milwaukee, Wisconsin market. As of March 31, 2007, the Company had $9.7 million of assets deployed in this market. The Company’s decision to exit the Milwaukee market reflects its perception regarding local market conditions currently and in the foreseeable future. The Company believes that its exit from the Milwaukee market will not have a material adverse impact on its financial condition or results of operations.

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

Florida	Midwest	Nevada	Pacific Coast	Texas
Ft. Myers	Chicago, IL	Las Vegas	Portland, OR(b)	Austin
Naples	Cleveland, OH(a)		Sacramento, CA	Dallas
Sarasota	Milwaukee, WI(b)		Stockton, CA	Ft. Worth
Tampa			Vancouver, WA(b)	Houston
San Antonio

(a)           In March 2006, we decided to exit the Cleveland market based on our perception regarding local market conditions currently and in the foreseeable future. We completed all construction and sales activities during our second fiscal quarter of 2007.

(b)           In May 2007, we decided to exit the Milwaukee, Portland and Vancouver markets for the reasons set forth below under “Recent Events”. We are winding down operations with the objective of completing all homebuilding activities during this fiscal year.

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

Recent Trends

Market conditions for new home sales continued to deteriorate during our second fiscal quarter. The beginning of the spring selling season did not show the improvement in market conditions that many anticipated and the overall for-sale residential real estate market has begun to experience the negative effects caused by past lending practices. Further, the for-sale residential real estate market may be negatively impacted as we expect financial institutions will tighten their future underwriting standards, making it more difficult for potential homebuyers to obtain the financing necessary to purchase a home. We do not see conditions in the homebuilding market improving significantly in the near term, which will significantly reduce our quarterly and full-year revenues and earnings when compared to 2006 results.

The following describe some of the factors present in the marketplace during our second fiscal quarter of 2007:

•       decreased levels of customer traffic and buyer sentiment;

•       increased cancellation rates resulting in decreased net sales;

•       increased frequency and level of customer incentive packages;

•       increased use and compensation of real estate brokers; and

•       increased abandonment of earnest money related to land option agreements and purchase contracts.

Given these significant market changes and uncertainty about the timing and pace of recovery, we have adopted a strategy to manage our business through this current downturn. Our strategy focuses on:

•       using free cash flow to reduce our debt and interest costs, and to maximize our liquidity;

•       tailoring our product offerings and option packages to address affordability constraints;

•       refining our pricing strategy to achieve the proper balance between velocity and profitability and to reduce the number of completed but unsold homes;

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

We believe that our operating history and geographic diversification will continue to benefit us as the homebuilding industry transitions through a changing and challenging environment.

Recent Events

In May 2007, we decided to exit the Portland, Oregon and Vancouver, Washington markets. As of March 31, 2007, we had $27.4 million of assets deployed in these markets. A decision to continue in these markets would have required near term investments to provide lots for the future to sustain our operations. We decided to redeploy our capital and narrow our management focus to our other existing markets. We believe that our exit from the Portland and Vancouver markets will not have a material adverse impact on our financial condition or results of operations.

In May 2007, we decided to exit the Milwaukee, Wisconsin market. As of March 31, 2007, we had $9.7 million of assets deployed in this market. Our decision to exit the Milwaukee market reflects our perception regarding local market conditions currently and in the foreseeable future. We believe that our exit from the Milwaukee market will not have a material adverse impact on our financial condition or results of operations.

In January 2007, we sold our 35% ownership interest in a joint venture to develop a high-rise mixed-use tower in San Jose, California to an entity controlled by our Chairman and Chief Executive Officer for $2.9 million, which was equal to our total financial investment in the project. This transaction was approved by our board of directors.

As part of our current operating strategy, we are selling certain land inventory to: increase our liquidity and reduce our debt, adjust the balance of our land holdings by region and reduce our overall investment in land. We have identified certain land parcels that we intend to sell and are actively marketing the properties for delivery within the next 12 months. We believe that these properties are not critical to our homebuilding operations. As of March 31, 2007, we have $54.2 million of land inventory that is held for sale.

Due to the continued deterioration in market conditions, the national homebuilding climate and our expectations regarding the recoverability of certain assets, we reviewed all of our inventory for impairment and recorded inventory impairment charges of $12.4 million and $52.4 million during the three and six months ended March 31, 2007. Additionally, during the three and six months ended March 31, 2007, the Company wrote-off $7.0 million and $7.4 million of costs related to the abandonment of land option contracts. These charges are included in cost of sales in the accompanying condensed consolidated statements of operations.

Financing Overview

In December 2006, we amended our $500 million senior unsecured credit facility. Many of our debt covenants were modified under the amendment, including the most restrictive covenant requiring us to maintain an interest coverage ratio of no less than 2.25x, which was modified to require an interest coverage ratio of no less than 1.75x through December 31, 2006, decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the facility.

As of and during the three and six months ended March 31, 2007, we were in compliance with the covenants of this facility. However, given the continued deterioration of the homebuilding market, we do not expect to be able to maintain compliance with the current covenants throughout the remainder of our fiscal year. Therefore, we will be exploring alternatives with our lenders, which would permit continued access to financing sufficient to support our current and future operations. Our continued borrowing availability depends on our ability to negotiate revised covenants of this facility with which we will be able to maintain compliance or to arrange a new credit facility with acceptable terms and covenants. Additionally, should debt rating agencies issue a negative outlook on, or downgrade, our debt rating, it may become more difficult and/or expensive to obtain necessary financing.

As of March 31, 2007, we were not in compliance with an interest coverage covenant provided for in a secured project credit facility with an outstanding balance of $32 million. We obtained a waiver for this covenant violation and are working to amend the secured project credit facility.

In November 2006, we entered into a two year interest rate cap agreement to protect $100 million of our borrowings from sharp increases in the prevailing short-term interest rates. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum.

In two separate transactions during March 2007, we purchased developed lots from two consolidated joint ventures at fair market value in accordance with the underlying joint venture agreements. After closing the transaction, the consolidated joint ventures distributed $25.8 million in accordance with the joint venture agreements to an entity that indirectly owns approximately 21% of our issued and outstanding common stock as of March 31, 2007.

Results of Operations and Other Data

The following table presents selected statements of operations and other data for the three and six month periods ended March 31, 2007 and 2006:

	Three months ended		2007	Six months ended		2007
	March 31,		vs.	March 31,		vs.
(Dollars in thousands)	2007	2006	2006	2007	2006	2006
Statement of operations data:
Total homebuilding revenues	$190,710	$231,815	(17.7)%	$429,539	$454,361	(5.5)%
Cost of sales of residential units and land(1)	187,279	182,181	2.8%	430,430	349,480	23.2%
Gross homebuilding profit (loss)	3,431	49,634	(93.1)%	(891)	104,881	(100.8)%
Homebuilding operating expenses	27,255	33,795	(19.4)%	57,969	64,650	(10.3)%
Equity in income of unconsolidated entities	598	373	60.3%	1,098	530	107.2%
Minority interests in net (earnings) losses of consolidated partnerships	(71)	557	(112.7)%	(147)	198	(174.2)%
Homebuilding (loss) earnings before income taxes	(23,297)	16,769	(238.9)%	(57,909)	40,959	(241.4)%
Mortgage banking earnings before income taxes	128	500	(74.4)%	644	715	(9.9)%
(Loss) earnings before income taxes	(23,169)	17,269	(234.2)%	(57,265)	41,674	(237.4)%
(Benefit) provision for income taxes	(9,927)	6,271	(258.3)%	(23,054)	15,129	(252.4)%
Net (loss) earnings	$(13,242)	$10,998	(220.4)%	$(34,211)	$26,545	(228.9)%

Other financial data:
Interest incurred(2)	$11,371	$10,100	12.6%	$23,198	$21,287	9.0%
Depreciation	345	193	78.8%	621	399	55.6%
EBITDA(3)	(15,114)	23,561	(164.1)%	(40,163)	53,222	(175.5)%
Gross homebuilding profit margin(4)	1.8%	21.4%	—	(0.2)%	23.1%	—

Other data:
Net new home orders (units)(5)	970	1,146	(15.4)%	1,692	1,784	(5.2)%
Homes delivered (units)	699	807	(13.4)%	1,498	1,570	(4.6)%
Average sales price of homes delivered	$261	$281	(7.1)%	$266	$282	(5.7)%
Backlog at end of period (units)(6)	952	1,684	(43.5)%	952	1,684	(43.5)%
Backlog at end of period (contract value)(6)	$255,497	$468,033	(45.4)%	$255,497	$468,033	(45.4)%

(1)      Inventory impairment and land option abandonment charges of $19.4 million and $59.8 are included in cost of sales of residential units and land for the three and six months ended March 31, 2007. There were $3.0 million of impairment and land option abandonment charges recorded during the three and six months ended March 31, 2006.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2007	2006	2007	2006
Net (loss) earnings	$(13,242)	$10,998	$(34,211)	$26,545
(Benefit) provision for income taxes	(9,927)	6,271	(23,054)	15,129
Interest expense in cost of sales	7,710	6,097	16,481	11,143
Interest expense in mortgage banking operations		2		6
Depreciation and amortization	345	193	621	399
EBITDA	$(15,114)	$23,561	$(40,163)	$53,222

(4)             Represents gross homebuilding profit divided by total homebuilding revenues.

(5)             Net new home orders represents the number of new sales contracts executed with customers, net of sales contract cancellations.

(6)             Backlog represents homes under sales contracts but not yet delivered at the end of the period.

Homebuilding revenues.   Homebuilding revenues decreased 17.7% to $190.7 million for the three month period ended March 31, 2007 from $231.8 million for the three month period ended March 31, 2006. New home deliveries decreased by 13.4% and the average sales price of homes delivered decreased by 7.1%. The decreases in new home deliveries and average sales prices were partially offset by increased land sales of $7.7 million for the three months ended March 31, 2007 as compared to $4.7 million for the three months ended March 31, 2006.

Homebuilding revenues decreased 5.5% to $429.5 million for the six month period ended March 31, 2007 from $454.4 million for the six month period ended March 31, 2006. New home deliveries decreased by 4.6% and the average sales price of homes delivered decreased by 5.7%. The decreases in new home deliveries and average sales prices were partially offset by increased land sales of $30.4 million for the six months ended March 31, 2007 as compared to $10.5 million for the six months ended March 31, 2006.

Home sales and backlog.   Net new home orders for the three month period ended March 31, 2007 were 970, a 15.4% decrease from 1,146 net new home orders for the thee month period ended March 31, 2006. Net new home orders for the six month period ended March 31, 2007 were 1,692, a 5.2% decrease from 1,784 net new home orders for the six month period ended March 31, 2006.

At March 31, 2007, the contract value of our backlog was $255.5 million, as compared to $468.0 million at March 31, 2006. At March 31, 2007, the average sales price per home in backlog was $268,000 down $10,000, or 3.4%, from the average sales price per home in backlog of $278,000 at March 31, 2006.

Gross homebuilding profit margin.   During the three and six month period ended March 31, 2007, we experienced margin pressures across all of our regions and a there was a significant shift in home deliveries from regions that historically had higher than average gross profit margins to regions with lower than average gross profit margins.

Gross homebuilding profit margin decreased to 1.8% for the three month period ended March 31, 2007, compared to 21.4% for the three month period ended March 31, 2006. Included in gross profit for the three months ended March 31, 2007 are inventory valuation charges of $12.4 million related to our expectations regarding the recoverability of certain assets from both active residential construction projects and land held for sale and $7.0 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Included in gross profit for the three months ended March 31, 2006 are inventory valuation charges of $3.0 million.

Gross homebuilding profit margin decreased to (0.2)% for the six month period ended March 31, 2007, compared to 23.1% for the six month period ended March 31, 2006. Included in gross profit for the six months ended March 31, 2007 are inventory valuation charges of $52.4 million related to our expectations regarding the recoverability of certain assets from both active residential construction projects and land held for sale and $7.4 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Included in gross profit for the six months ended March 31, 2006 are inventory valuation charges of $3.0 million. Included within the gross profit for the six month period ended March 31, 2007 is $14.5 million from land sales, as compared with $2.5 million from land sales for the six month period ended March 31, 2006.

Homebuilding operating expenses.   Homebuilding operating expenses, which consist of all homebuilding expenses other than cost of sales, decreased 19.4% to $27.3 million for the three months ended March 31, 2007 from $33.8 million for the three months ended March 31, 2006. Homebuilding operating expenses were 14.3% and 14.6% of homebuilding revenue for the three months ended March 31, 2007 and 2006, respectively.

Homebuilding operating expenses decreased 10.3% to $58.0 million for the six months ended March 31, 2007 from $64.6 million for the six months ended March 31, 2006. Homebuilding operating expenses were 13.5% and 14.2% of homebuilding revenue for the six months ended March 31, 2007 and 2006, respectively.

The decrease in homebuilding operating expenses is attributed to lower compensation expense, due to a reduction in headcount and incentive pay, partially offset by an increase in commissions paid to outside real estate brokers, as we increased our utilization of their services to sell our homes.

Income Taxes.   We recorded income tax benefit of $9.9 million and $23.1 million for the three and six month periods ended March 31, 2007.  Included within the tax benefit for the three and six month periods ended March 31, 2007 is a $1.3 million beneficial adjustment to reduce prior income tax estimates. We recorded income tax expense of $6.3 million and $15.1 million for the three and six month periods ended March 31, 2006.

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

The five reportable homebuilding segments include operations in the following geographic regions:

Florida

Midwest: Illinois, Ohio and Wisconsin

Nevada

Pacific Coast: California, Oregon and Washington

Texas

The following table presents financial and operational information for our five reportable homebuilding segments:

Three Months Ended March 31, (Dollars in thousands)	Average sales price of homes	Homes delivered	Net new home orders(1)	Backlog (units) at period end(2)	Backlog (contract value) at period end(2)
2007
Florida	$283	79	119	96	$22,442
Midwest	348	94	153	195	68,801
Nevada	387	85	102	81	29,724
Pacific Coast	387	80	128	143	54,956
Texas	176	361	468	437	79,574
Total	$261	699	970	952	$255,497
2006
Florida	$231	98	113	198	$56,682
Midwest	372	108	228	383	138,416
Nevada	400	67	122	158	62,661
Pacific Coast	456	170	119	170	81,136
Texas	165	364	564	775	129,138
Total	$281	807	1,146	1,684	$468,033

Six Months Ended March 31, (Dollars in thousands)	Average sales price of homes	Homes delivered	Net new home orders(1)	Backlog (units) at period end(2)	Backlog (contract value) at period end(2)
2007
Florida	$293	161	184	96	$22,442
Midwest	335	233	269	195	68,801
Nevada	384	182	218	81	29,724
Pacific Coast	415	172	235	143	54,956
Texas	176	750	786	437	79,574
Total	$266	1,498	1,692	952	$255,497
2006
Florida	$232	193	127	198	$56,682
Midwest	379	212	340	383	138,416
Nevada	390	155	201	158	62,661
Pacific Coast	456	315	201	170	81,136
Texas	163	695	915	775	129,138
Total	$282	1,570	1,784	1,684	$468,033

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

For the three months ended March 31: (Dollars in thousands)	Revenues	(Loss) earnings before income taxes
2007
Florida	$21,714	$(2,117)
Midwest	33,206	(7,181)
Nevada	35,412	6,444
Pacific Coast	30,002	(10,445)
Texas	66,127	5,264
Mortgage banking	1,494	128
Segment subtotal	187,955	(7,907)
Corporate and unallocated	56	(5,994)
	188,011	(13,901)
Homebuilding interest expense(1)		(7,710)
GAAP adjustment(2)	4,193	(1,558)
Consolidated total	$192,204	$(23,169)
2006
Florida	$22,589	$2,452
Midwest	40,371	(3,534)
Nevada	26,801	6,103
Pacific Coast	77,487	23,042
Texas	64,532	3,292
Mortgage banking	1,624	500
Segment subtotal	233,404	31,855
Corporate and unallocated	35	(11,732)
	233,439	20,123
Homebuilding interest expense(1)		(6,097)
GAAP adjustment(2)		3,243
Consolidated total	$233,439	$17,269

For the six months ended March 31: (Dollars in thousands)	Revenues	(Loss) earnings before income taxes
2007
Florida	$45,655	$(9,502)
Midwest	79,328	(18,711)
Nevada	90,442	26,106
Pacific Coast	69,271	(26,706)
Texas	136,043	5,023
Mortgage banking	3,236	644
Segment subtotal	423,975	(23,146)
Corporate and unallocated	233	(13,711)
	424,208	(36,857)
Homebuilding interest expense(1)		(16,481)
GAAP adjustment(2)	8,567	(3,927)
Consolidated total	$432,775	$(57,265)
2006
Florida	$44,799	$2,559
Midwest	82,891	(2,717)
Nevada	60,490	17,506
Pacific Coast	143,802	44,971
Texas	121,146	5,294
Mortgage banking	2,998	715
Segment subtotal	456,126	68,328
Corporate and unallocated	1,233	(22,687)
	457,359	45,641
Homebuilding interest expense(1)		(11,143)
GAAP adjustment(2)		7,176
Consolidated total	$457,359	$41,674

(1)          For internal measurement purposes, we measure our homebuilding operating results exclusive of any interest expense or other financing costs.

(2)          The GAAP adjustment to revenues is for certain closing costs and brokers commissions that are included as reductions to revenue in our internal measurement system that are reported as expenses in accordance with GAAP. The GAAP adjustment to (loss) earnings before income taxes relates to: (a) timing differences of certain capitalizable indirect construction costs that are expensed as incurred in our internal measurement system, and (b) minority interest expense which is not included in our internal measurement system.

Florida.   Homebuilding revenues decreased in the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, primarily due to a 19.4% decrease in the number of homes delivered, offset partially by a $52 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were (0.7)% in the second fiscal quarter of 2007, compared to 23.1% in the second fiscal quarter of 2006. Gross profit for the three month period ended March 31, 2007 was negatively impacted by $1.7 million of inventory valuation charges and $0.1 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Homebuilding revenues increased in the six month period ended March 31, 2007, compared to the six month period ended March 31, 2006, primarily due to a $61 thousand increase in the average sales price of homes delivered, offset partially by a 16.6% decrease in the number of homes delivered. Homebuilding gross profit margins were (11.3)% in the six months ended March 31, 2007, compared to 23.5% in the six months ended March 31, 2006. Gross profit for the six month period ended March 31, 2007 was negatively impacted by $9.2 million of inventory valuation charges and $0.1 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Midwest.   Homebuilding revenues decreased in the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, primarily due to an 13.0% decrease in the number of homes delivered and a $24 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (12.8)% in the second fiscal quarter of 2007, compared to 3.3% in the second fiscal quarter of 2006. Gross profit for the three month period ended March 31, 2007 was negatively impacted by $3.0 million of inventory valuation charges and $3.1 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Gross profit for the three month period ended March 31, 2006 was negatively impacted by $3.0 million of inventory valuation charges.

Homebuilding revenues decreased in the six month period ended March 31, 2007, compared to the six month period ended March 31, 2006, primarily due to a $44 thousand decrease in the average sales price of homes delivered, offset partially by an 9.9% increase in the number of homes delivered. Homebuilding gross profit margins were (15.9)% in the six months ended March 31, 2007, compared to 6.3% in the six months ended March 31, 2006. Gross profit for the six month period ended March 31, 2007 was negatively impacted by $13.6 million of inventory valuation charges and $3.1 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Gross profit for the six month period ended March 31, 2006 was negatively impacted by $3.0 million of inventory valuation charges.

Nevada.   Homebuilding revenues increased in the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, primarily due to a 26.9% increase in the number of homes delivered and a $3.8 million increase in land sales. Homebuilding gross profit margins were 20.4% in the second fiscal quarter of 2007, compared to 31.2% in the second fiscal quarter of 2006.

Homebuilding revenues increased in the six month period ended March 31, 2007, compared to the six month period ended March 31, 2006, primarily due to a $23.2 million increase in land sales and a 17.4% increase in the number of homes delivered. Homebuilding gross profit margins were 29.9% in the six months ended March 31, 2007, compared to 35.6% in the six months ended March 31, 2006. Included within gross profit for the six months ended March 31, 2007 is $14.1 million from land sales.

Pacific Coast.   Homebuilding revenues decreased in the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, primarily due to a 52.9% decrease in the number of homes delivered and a $69 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (26.7)% in the second fiscal quarter of 2007, compared to 32.9% in the second fiscal quarter of 2006. Gross profit for the three month period ended March 31, 2007 was negatively impacted by $7.7 million of inventory valuation charges and $3.8 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Homebuilding revenues decreased in the six month period ended March 31, 2007, compared to the six month period ended March 31, 2006, primarily due to a 45.4% decrease in the number of homes delivered and a $41 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (32.1)% in the six months ended March 31, 2007, compared to 34.6% in the six months ended March 31, 2006. Gross profit for the six month period ended March 31, 2007 was negatively impacted by $26.1 million of inventory valuation charges and $3.8 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Texas.   Homebuilding revenues increased in the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, primarily due to a $11 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 12.9% in the second fiscal quarter of 2007, compared to 15.5% in the second fiscal quarter of 2006.

Homebuilding revenues increased in the six month period ended March 31, 2007, compared to the six month period ended March 31, 2006, primarily due to a 7.9% increase in the number of homes delivered and a $13 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 8.8% in the six months ended March 31, 2007, compared to 14.6% in the six months ended March 31, 2006. Gross profit for the six month period ended March 31, 2007 was negatively impacted by $3.5 million of inventory valuation charges and $0.4 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Mortgage banking.   Mortgage banking earnings before taxes decreased to $0.1 million in the second fiscal quarter of 2007, compared to $0.5 million in the second fiscal quarter of 2006. Mortgage banking earnings before taxes decreased to $0.6 million during the six months ended March 31, 2007, compared to $0.7 million during the six month period ended March 31, 2006. The decrease in earnings before taxes was primarily due to a decrease in home closings, a decrease in the average mortgage loan size and a reduced mortgage capture rate.

Corporate and unallocated.   Corporate and unallocated costs totaled $6.0 million in the second fiscal quarter of 2007 and $11.7 million in the second fiscal quarter of 2006. Corporate and unallocated costs as a percentage of total consolidated revenues were 3.1% for the three months ended March 31, 2007 and 5.0% for the three months ended March 31, 2006.

Corporate and unallocated costs totaled $13.7 million in the six months ended March 31, 2007 and $22.7 million in the six months ended March 31, 2006. Corporate and unallocated costs as a percentage of total consolidated revenues were 3.2% for the six months ended March 31, 2007 and 5.0% for the six months ended March 31, 2006.

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

Operating cash flows activities

Cash used in operating activities totaled $8.6 million during the six months ended March 31, 2007, compared to $131.6 million of cash used in operating activities during the six months ended March 31, 2006. The increase in operating cash flows is primarily due to a significant reduction in the net investment in inventory related to land purchases, lot development and home construction.

Investing cash flows activities

Cash used in investing activities totaled $3.6 million during the six months ended March 31, 2007, compared to $8.0 million cash used in investing activities during the six months ended March 31, 2006. The increase in investing cash flows was primarily due to a decrease in fixed asset purchases.

Financing cash flows activities

Cash provided by financing activities totaled $5.8 million during the six months ended March 31, 2007, compared to $139.4 million cash provided by financing activities during the six months ended March 31, 2006. During the six months ended March 31, 2007, we increased our outstanding borrowings by $29.6 million. During the six months ended March 31, 2007, we distributed $18.1 million of cash to joint venture partners.

In December 2005, we issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. In May 2006, we exchanged all of the senior subordinated notes issued in December 2005 for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. We may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. At any time prior to December 15, 2008, we may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. In addition, if we experience specific kinds of changes of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior unsecured credit facility. All of our wholly owned subsidiaries, other than our mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior unsecured credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that restricts our ability and that of our restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of our assets. As of March 31, 2007, we were restricted from incurring additional indebtedness (excluding available borrowings under the senior unsecured credit facility), except under certain limited circumstances.

In December 2005, we entered into a new senior unsecured credit facility to finance our business operations. Proceeds of the new credit facility were used to retire our existing senior secured revolving credit facilities and substantially all of our other senior secured credit facilities. The credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. We have the right, without the consent of our lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior unsecured credit facility to exceed $700 million. The applicable borrowing base will be determined regularly throughout the life of the facility. The composition of the borrowing base will be limited to parameters set forth in the credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) will be removed from the borrowing base if held beyond specified maturity dates. Borrowings under the credit facility will generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon our senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the facility and is payable quarterly in arrears. As of March 31, 2007, we had $287 million of borrowings under the credit facility at an effective interest rate of 6.93% and, after giving effect to the borrowing base limitation, had additional availability of approximately $183 million. Our obligations under the senior unsecured credit facility are guaranteed by all of our wholly-owned subsidiaries, other than our mortgage subsidiary, and are subject to a number of customary financial and operating covenants.

In December 2006, we amended certain covenants in our $500 million senior unsecured revolving credit facility. The covenants as amended, require us to: maintain a minimum tangible net worth of at least $300 million plus 50% of positive net income earned subsequent to September 30, 2006; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.0x (decreasing to 1.75x as of June 30, 2007 and increasing to 2.5x as of December 31, 2008); maintain a ratio of total debt to adjusted tangible net worth not to exceed 1.5x; maintain a ratio of total land (including undeveloped land, land under development and finished lots on which home construction has yet to begin)

to adjusted tangible net worth not to exceed 1.5x; and maintain an interest coverage ratio of no less than 1.75x through December 31, 2006 (decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the facility). For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of our outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment).

In November 2006, we entered into a two year interest rate cap agreement to protect $100 million of our borrowings from sharp increases in the prevailing short-term interest rates. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum.

We are party to senior secured project-specific acquisition, development and construction loans. These loans bear interest at a floating rate ranging from LIBOR to LIBOR plus 2.25% with maturities generally tied to the sale of the underlying inventory. As of March 31, 2007, we had $32 million outstanding related to these project-specific acquisition, development and construction loans.

We are party to several unsecured loan agreements that fund our operations on an ongoing basis. In addition, KH Financial, L.P., our wholly owned mortgage subsidiary, is party to a $5 million warehouse line of credit, used to fund its mortgage origination operations. This facility bears interest at a floating rate equal to LIBOR plus 2.25%, and as of March 31, 2007 there were no amounts outstanding under the warehouse facility.

We are also party to a $100 million flexible early purchase facility agreement which allows us to sell qualifying mortgage loans to the holder of the flexible early purchase facility after such loans have been originated subject to our obligation to sell the loan to an investor in the secondary market. At March 31, 2007, the facility held $28 million of loans sold by KH Financial, L.P.

As of and during the three and six months ended March 31, 2007, we were in compliance with the covenants of our $500 million senior unsecured credit facility. However, given the continued deterioration of the homebuilding market, we do not expect to be able to maintain compliance with the current covenants throughout the remainder of our fiscal year. Therefore, we will be exploring alternatives with our lenders, which would permit continued access to financing sufficient to support our current and future operations. Our continued borrowing availability depends on our ability to negotiate revised covenants of this facility with which we will be able to maintain compliance or to arrange a new credit facility with acceptable terms and covenants. Additionally, should debt rating agencies issue a negative outlook on, or downgrade, our debt rating, it may become more difficult and/or expensive to obtain necessary financing.

As of March 31, 2007, we were not in compliance with an interest coverage covenant provided for in a secured project credit facility with an outstanding balance of $32 million. We obtained a waiver for this covenant violation and are working to amend the secured project credit facility.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses and capital expenditures and service our debt requirements over the next twelve months. However, our ongoing ability to meet our substantial debt service and other obligations, including compliance with financial covenants in our senior unsecured credit facility and senior subordinated notes, will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as the continued deterioration in the homebuilding industry, economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, including our senior unsecured credit facility and senior subordinated notes, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our senior unsecured credit facility and the indenture for our senior subordinated notes, may restrict us from pursuing any of these alternatives.

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

The following summarizes our aggregate contractual commitments at March 31, 2007:

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable(1)	$708,157	$49,159	$401,254	$42,185	$215,559
Operating leases	10,099	2,616	4,837	2,034	612
Purchase obligations(2)	43,632	1,777	41,855
Total	$761,888	$53,552	$447,946	$44,219	$216,171

(1)   Includes our senior subordinated notes, senior unsecured credit facility, other homebuilding debt, and related interest payments for the life of the debt. Interest on variable rate obligations is based on rates effective as of March 31, 2007.

(2)   Represents obligations under land option agreements and purchase contracts with specific performance provisions, net of cash deposits.

Under the terms of our stock option plans, we may be required to purchase shares of our common stock at fair market value, including shares issuable under outstanding options or deferred stock units, from our directors and certain of our executive officers and other key employees, in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, involuntary termination or retirement. As of March 31, 2007, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been $21.5 million in the event that all of these obligations were triggered. Our ability to satisfy our repurchase obligations is subject to certain limitations set forth in the Trust Indenture governing the senior subordinated notes.

We are contingently liable to banks and financial institutions for approximately $39 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land purchase contracts. Approximately $2.8 million of the outstanding letters of credit have been issued by a wholly owned subsidiary. At March 31, 2007, we had committed to fund approximately $25.7 million in mortgage loans to homebuyers at agreed-upon rates. We have entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

Land and Lot Position and Homes in Inventory

At March 31, 2007, we owned and controlled 22,589 lots, approximately 38% of which were pursuant to option agreements and purchase contracts. The following is a summary of our land/lot position as of March 31, 2007:

Number of lots
Finished lots owned	4,988
Lots under development owned	9,052
Total lots owned(1)	14,040
Lots controlled under option agreements and purchase contracts(2)	8,549
Total land/lots controlled	22,589

(1)   Includes 1,388 lots that have been identified as held for sale, which we intend to sell and are actively marketing for delivery within the next 12 months.

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

Land option agreements and purchase contracts

In the ordinary course of business, we enter into option agreements and purchase contracts to secure land for the construction of homes. These agreements generally require us to pay a deposit to the seller as consideration for the right to acquire land during a specified period, usually at predetermined prices. Some of these option agreements and purchase contracts contain specific performance clauses, which require us to purchase the land upon satisfaction of certain requirements. Otherwise, our liabilities under option agreements and purchase contracts are generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. Below is a summary of the aggregate exercise price of all option agreements and purchase contracts as of March 31, 2007:

(Dollars in thousands)	Aggregate exercise price of land options(1)
Option agreements and purchase contracts with specific performance	$1,777
Options agreements and purchase contracts without specific performance(2)	287,784
Total option agreements and purchase contracts	$289,561

(1)   Excludes $60 million of purchase obligations related to inventory not owned included on our condensed consolidated balance sheets at an initial fair value of $50 million, of which $42 million of the purchase obligations contains specific performance obligations.

(2)   Includes $169 million related to purchases from joint ventures in which we have an investment balance of $40 million as of March 31, 2007. These investments are recorded in investments in and advances to unconsolidated entities on our condensed consolidated balance sheets.

Given the continued deterioration in market conditions and uncertainty about the timing and pace of any recovery, we have tightened our land acquisition criteria and are working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices. If we are unable to obtain satisfactory terms, we will not exercise our land option agreements and will abandon our earnest money if contractually obligated to do so. During the three and six months ended March 31, 2007, we wrote-off $7.0 million and $7.4 million of costs related to the abandonment of land option contracts. We expect to exercise all of our land option agreements and purchase contracts with specific performance obligations.

Investments in and advances to unconsolidated entities

Investments in and advances to unconsolidated entities represent our ownership interests in entities accounted for under the equity method when we have a significant influence over the entity but hold less than a controlling interest in the entity or we are not the primary beneficiary in a variable interest entity as defined by the Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46 (“FIN 46R”). Our business partners generally are unaffiliated homebuilders, land sellers or other real estate entities.

In the ordinary course of business, we periodically enter into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, in which our current interests range from 6% to 49%. We account for our interest in these joint ventures under the equity method, and our condensed consolidated balance sheets include investments in and advances to joint ventures totaling $51.5 million and $48.2 million at March 31, 2007 and September 30, 2006, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At March 31, 2007 and September 30, 2006, our unconsolidated joint ventures had outstanding third party borrowings of $958 million and $865 million, respectively. From time to time we have issued repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require us to repay debt of the joint venture in the event of a payment default or in the event that the debt of the joint venture exceeds the value of the property securing the debt. At March 31, 2007 and September 30, 2006, we had guarantees of $97.1 million and $74.3 million, respectively, related to the outstanding indebtedness of these joint ventures.

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

Backlog

Our sales contracts require cash deposits in line with local market practices and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered “backlog”. We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract; however, these homes are excluded from backlog until a sales contract is signed. At March 31, 2007, we had 133 units of completed homes in inventory without sales contracts which represented 7% of our total home inventory. Our cancellation rates for both the three months ended March 31, 2007 and 2006 were 23%. Our cancellation rates for the six months ended March 31, 2007 and 2006 were 25% and 27%, respectively.

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

We may be adversely affected during periods of high inflation because of higher land, financing, labor and material costs. We attempt to pass to our customers any increases in our costs through increased sales prices, although this is becoming increasingly difficult given the continued weakness in the homebuilding market. To date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits a company to measure certain financial instruments and other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining the effect, if any, the adoption of SFAS 159 will have on our financial statements.

Cautionary Factors That May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements about our financial results and estimates and business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to analysts, debt holders and the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy”, or other words and terms of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following risks and uncertainties relevant to our business include factors we believe could adversely affect us:

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

Other factors beyond those listed above could also adversely affect us. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports or communications should be considered. Additional information about factors that could lead to material changes in performance is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. As of March 31, 2007, we had a total of $320.2 million of floating rate debt outstanding, including our senior unsecured credit facility and other facilities. Borrowings under these facilities generally bear interest based on applicable margins plus LIBOR or an alternate base rate. Holding our variable rate debt balances constant as of March 31, 2007, each one percentage point increase in interest rates would result in an increase in interest incurred for the next twelve month period of approximately $3.2 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during the twelve month period ended March 31, 2007 would have resulted in an increase in interest incurred of approximately $3.4 million.

Currently, we hedge exposure on $100 million of our variable rate debt from interest rate fluctuations through the use of an interest rate cap. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum. We do not enter into or hold derivatives for trading or speculative purposes.

Item 4.     Controls and Procedures.

Disclosure controls and procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KIMBALL HILL, INC.
Registrant

Dated May 15, 2007	/s/ DAVID K. HILL
David K. Hill
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated May 15, 2007	/s/ EUGENE K. ROWEHL
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