Form 10-Q
period 2007-06-30
Kimball Hill, Inc.
filed 2007-08-14
CIK 1357062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐ Yes ☒ No

As of August 3, 2007, there were 4,432,645 shares of common stock outstanding.

KIMBALL HILL, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kimball Hill, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30,	September 30,
(in thousands, except shares)	2007	2006
Assets
HOMEBUILDING:
Cash and cash equivalents	$14,278	$16,042
Receivables	26,792	35,323
Income taxes receivable	9,356
Inventory	819,154	899,297
Inventory not owned	38,416	37,821
Deferred expenses and other assets	21,214	19,229
Investments in and advances to unconsolidated entities	46,201	48,238
Deferred income taxes	56,324	14,133
Property and equipment, net of accumulated depreciation	10,874	10,635
	1,042,609	1,080,718
MORTGAGE BANKING:
Cash and cash equivalents	1,555	2,623
Trade accounts receivable	2,147	2,319
Mortgage loans held for sale	1,999	5,663
Property and equipment, net of accumulated depreciation	229	254
	5,930	10,859
TOTAL ASSETS	$1,048,539	$1,091,577

Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$76,237	$106,779
Deposits on sales of residential units	6,337	6,333
Liabilities related to inventory not owned	5,038	5,015
Income taxes payable		3,702
Notes payable	607,059	500,208
	694,671	622,037
MORTGAGE BANKING:
Accounts payable and accrued expenses	546	927
Other liabilities	376	196
	922	1,123
Total liabilities	695,593	623,160

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	12,884	43,244
MINORITY INTEREST IN INVENTORY NOT OWNED	31,721	31,721

REDEEMABLE EQUITY:
Redeemable common stock, no par value; shares outstanding: 155,704 at June 30, 2007 and 228,002 at September 30, 2006	9,755	26,334

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 10,000,000 shares authorized; shares outstanding: 4,276,962 at June 30, 2007 and 4,316,878 at September 30, 2006	108,386	111,305
Retained earnings	190,200	255,813
Total shareholders’ equity	298,586	367,118
TOTAL LIABILITIES AND EQUITY	$1,048,539	$1,091,577

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
HOMEBUILDING:
Revenues:
Sales of residential units and land	$207,563	$309,753	$636,345	$762,473
Rental and other income	426	799	1,183	2,440
Total homebuilding revenues	207,989	310,552	637,528	764,913
Expenses:
Cost of sales of residential units and land	261,500	257,639	691,930	607,119
General and administrative	13,691	19,620	44,441	61,076
Sales and marketing	13,360	15,829	39,994	38,673
Depreciation	317	208	902	558
Total homebuilding expenses	288,868	293,296	777,267	707,426
Equity in income of unconsolidated joint ventures	590	369	1,688	899
Minority interests in net losses of consolidated partnerships	15,415	18	15,268	216
Homebuilding (loss) earnings before income taxes	(64,874)	17,643	(122,783)	58,602

MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans	1,011	2,299	4,247	5,288
Interest income		1		10
Total mortgage banking revenues	1,011	2,300	4,247	5,298
Expenses:
General and administrative	1,129	1,143	3,685	3,371
Interest expense		1		7
Depreciation	18	21	54	70
Total mortgage banking expenses	1,147	1,165	3,739	3,448
Mortgage banking (loss) earnings before income taxes	(136)	1,135	508	1,850
(LOSS) EARNINGS BEFORE INCOME TAXES	(65,010)	18,778	(122,275)	60,452
(BENEFIT) PROVISION FOR INCOME TAXES	(24,117)	6,813	(47,171)	21,942
NET (LOSS) EARNINGS	$(40,893)	$11,965	$(75,104)	$38,510

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended June 30, 2007 and 2006 (in thousands)	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(75,104)	$38,510
Adjustments to reconcile net (loss) earnings to cash flows from operating activities:
Depreciation	956	628
Inventory valuation adjustments	133,721	3,200
Write-off of land option costs	7,764
Amortization of deferred expenses	4,921	3,920
Unrealized loss on derivatives	94
Equity-based compensation	616	616
Distributions of income from investments in unconsolidated entities	676	489
Net earnings from investments in unconsolidated entities	(1,688)	(899)
Minority interest in consolidated losses	(15,268)	(216)
Deferred income taxes	(42,191)	1,671
Changes in operating assets and liabilities:
Receivables	8,703	(1,805)
Mortgage loans held for sale	3,664	(2,434)
Inventory	(53,662)	(167,287)
Deferred expenses and other assets	(7,565)	(5,098)
Accounts payable and accrued expenses	(30,923)	(579)
Deposits and other liabilities	184	(1,966)
Income taxes, net	(12,898)	(14,666)
Net cash used in operating activities	(78,000)	(145,916)

Cash flows from investing activities:
Purchases of property and equipment	(1,170)	(6,995)
Disposals of property and equipment		858
Distributions of contributed capital from investments in unconsolidated entities	3,241	698
Contributions and advances to investments in unconsolidated entities	(6,830)	(8,460)
Net cash used in investing activities	(4,759)	(13,899)

Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	269,125	1,175,356
Repayments of notes and mortgage loans payable	(162,473)	(996,155)
Debt issuance costs	(850)	(6,598)
Net proceeds from issuance of common stock	39	712
Repurchases of common stock	(10,822)	(3,174)
Contributions from minority interests	3,000
Distributions to minority interests	(18,092)	(2,541)
Net cash provided by financing activities	79,927	167,600
Net (decrease) increase in cash and cash equivalents	(2,832)	7,785
Cash and cash equivalents—Beginning of period	18,665	21,460
Cash and cash equivalents—End of period	$15,833	$29,245

Reconciliation to cash and cash equivalents reported on the condensed consolidated balance sheets:
Homebuilding	$14,278
Mortgage banking	1,555
Total	$15,833

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,259	$34,999
Cash paid for income taxes	$7,918	$34,937
Supplemental disclosure of noncash investing and financing activities:
Increase in liabilities related to inventory not owned	$23	$23,222
Increase in inventory related to lots distributed by unconsolidated entities	$6,638

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

Seasonal Variability and Homebuilding Industry Downturn—Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three month and nine month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. Inventory impairment charges, described further in note 2, have also impacted the Company’s operating results for the three and nine months ended June 30, 2007. Due to the deterioration in market conditions for new home sales and the resulting decline in the Company’s operating performance, the Company has amended certain covenants in its senior credit facility in December 2006 and most recently in August 2007. See notes 5 and 11 for a description of the amendments to the senior credit facility.

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

During fiscal 2005, the Company granted 37,500 deferred stock units, representing a right to receive 37,500 shares of the Company’s common stock at a future date. Under the terms of the agreement, one-third of the deferred stock units fully vest on each of October 1, 2005, 2006, and 2007, respectively, with the shares being issued on the earlier of: a) the fifth anniversary of the date of grant, b) the executive’s separation of service, c) the executive’s death or disability, or d) a change in control. Each period, the Company recognizes compensation cost, for the relative service period covered, equal to the market value of the underlying common shares of the Company on the date of grant. During the three months and nine months ended June 30, 2007 and 2006, compensation cost of $0.2 million and $0.6 million related to deferred stock units is included in the Company’s condensed consolidated statements of operations.

Redeemable Common Stock—Under the terms of the Company’s amended stock option plans, the Company has contractual obligations to purchase shares of its outstanding common stock at fair value from certain of its directors, executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, involuntary termination or retirement.

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

Based upon the most recent independent valuation of the Company as of June 30, 2007, the fair value of redeemable common stock was valued at $62.65 per share.

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

2.  Inventory

Inventory consists of the following:

	June 30,	September 30,
(in thousands)	2007	2006
Residential lots—developed and under development	$452,607	$581,701
Finished homes and construction in progress	285,058	262,392
Deposits on land purchases	8,951	15,499
Land held for future development or sale	72,538	39,705
Total	$819,154	$899,297

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses housing projects, land held for development and sale, and property and equipment for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the continued deterioration in market conditions, the national homebuilding climate and the Company’s expectations regarding the recoverability of certain assets, the Company reviewed all of its inventory for impairment in connection with the preparation of the accompanying unaudited condensed consolidated financial statements and recorded inventory impairment charges of $81.3 million and $133.7 million during the three and nine months ended June 30, 2007. The Company recorded $0.2 million and $3.2 million of inventory impairment charges during the three and nine months ended June 30, 2006 related to the Company’s decision to exit the Cleveland market. These charges are included in cost of sales in the accompanying condensed consolidated statements of operations.

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

The Company’s current operating strategy includes selling certain land inventory to: increase its liquidity and pay down debt, adjust the balance of its land holdings by region and reduce its overall investment in land. The Company has identified certain land parcels it intends to sell and is actively marketing the properties for delivery within the next 12 months. As of June 30, 2007, the Company has $71.6 million of land inventory that is held for sale. For purposes of these impairment calculations, the Company determined the fair value of each asset held for sale by using internal project modeling software to determine the present value of the estimated future cash flows on a community-by-community basis using discount rates which are commensurate with the risk of the community and by comparing to recent comparable land sales and recent discussions with land brokers and potential buyers. The Company recorded an impairment charge of $9.9 million and $35.3 million on land held for sale during the three and nine months ended June 30, 2007.

For purposes of impairment calculations on assets to be held and used, the Company determined the fair value of each asset to be held and used by using internal project modeling software to determine the present value of the estimated future cash flows on a community-by-community basis using discount rates which are commensurate with the risk of the community and by comparing to recent comparable land sales. The Company recorded an impairment charge on housing projects where the Company intends to construct and sell homes of $71.4 million and $98.4 million during the three and nine months ended June 30, 2007.

The largest homebuilding project reviewed is in the Midwest region where the Company is developing land and currently intends to construct and sell approximately 1,200 homes over the next 6 years. Due to the project’s overall size, timeline and complexity and the project’s limited experience to date, its estimates of future recoverability are sensitive to management’s judgments and expectations of future market conditions. The Company’s current projection of cash flows from this project was updated as of June 30, 2007 based on recent results of this project and current market conditions and it was determined that the related inventory was not recoverable and as such the Company recorded an impairment charge of $38.1 million during the three and nine months ended June 30, 2007 on the project. This project is a consolidated majority-owned and controlled subsidiary. A loss of approximately $15 million has been allocated to the project’s minority interest partner and is included within the Company’s condensed consolidated statements of operations for the three and nine months ended June 30, 2007. The project’s total inventory balance reduced to approximately $42.5 million at June 30, 2007.

In addition, the Company is obligated to purchase additional land in this project, for approximately $42 million at various dates beginning in June 2009, on which it intends to construct and sell an additional 1,500 homes. The future purchase of land has been consolidated in accordance with FIN 46R at its initial fair value of $31.7 million. The Company’s current projections of cash flows from this future purchase of land show positive undiscounted cash flows and as such no impairment charges have been recorded on the future purchase of land in this project.

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

Given the continued deterioration in market conditions and uncertainty about the timing and pace of any recovery, the Company has tightened its land acquisition criteria and is working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices. If the Company is unable to obtain satisfactory terms, the Company will not exercise its land option agreements and will abandon its earnest money if contractually obligated to do so. During the three and nine months ended June 30, 2007, the Company wrote-off $0.3 million and $7.8 million of costs related to the abandonment of land option contracts.

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as residential units are closed. Interest costs for the three and nine months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Capitalized interest—beginning of period	$66,126	$50,214	$59,409	$40,076
Interest incurred	12,646	14,877	35,844	36,158
Interest included in cost of sales	(8,957)	(9,445)	(25,438)	(20,588)
Capitalized interest—end of period	$69,815	$55,646	$69,815	$55,646

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

At June 30, 2007, the Company has consolidated optioned land with an initial fair value of $38.4 million for which it paid cash option deposits of $1.7 million. The Company estimated the initial fair value of the consolidated optioned land based upon the Company’s option contract price. In many cases, the Company was unable to obtain the relevant financial information from the selling entities, therefore, the Company has used the information available to make an assumption as to whether the selling entity has additional assets or has debt obligations outstanding. The difference between the fair value of the land under contract and the Company’s non-refundable deposit is recorded in liabilities related to inventory not owned unless it is determined by the Company that the selling entity does not carry debt in which case the difference is recorded as minority interest in inventory not owned.

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

In the ordinary course of business, the Company periodically enters into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, in which the Company’s current interests range from 6% to 49%. The Company accounts for its interest in these joint ventures under the equity method, and the Company’s condensed consolidated balance sheets include investments in joint ventures totaling $46.2 million and $48.2 million at June 30, 2007 and September 30, 2006, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At June 30, 2007 and September 30, 2006, the Company’s unconsolidated joint ventures had outstanding third party borrowings of $908 million and $865 million, respectively. From time to time the Company has issued repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require the Company to repay debt of the joint venture in the event of a payment default or in the event that the debt of the joint venture exceeds the value of the property securing the debt. At June 30, 2007 and September 30, 2006, the Company had guarantees of $98.8 million and $74.3 million, respectively, related to the outstanding indebtedness of these joint ventures.

5.  Financing

Homebuilding

The Company’s notes payable consist of the following:

	June 30,	September 30,
(in thousands)	2007	2006
Senior subordinated notes (net of unamortized discount)	$200,949	$200,750
Senior credit facility	357,759	244,947
Other senior secured credit facilities	48,351	54,511
Total	$607,059	$500,208

In December 2005, the Company issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. In May 2006, the Company exchanged all of the senior subordinated notes issued in the private placement for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. The Company may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. At any time prior to December 15, 2008, the Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. In addition, if the Company experiences specific kinds of changes of control, the Company is required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior credit facility described below and in note 11. All of the Company’s wholly owned subsidiaries, other than the Company’s mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that could restrict the Company’s ability and that of its restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of the Company’s assets. As of June 30, 2007, the Company was restricted from incurring additional indebtedness (excluding available borrowings under the senior credit facility), except under certain limited circumstances.

In December 2005, the Company entered into a new senior credit facility to finance its business operations. Proceeds of the new senior credit facility were used to retire its existing senior secured revolving credit facilities and substantially all of its other senior secured credit facilities. The senior credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. The Company has the right, without the consent of its lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior credit facility to exceed $700 million. The applicable borrowing base will be determined regularly throughout the life of the senior credit facility. The composition of the borrowing base will be limited to parameters set forth in the senior credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) will be removed from the borrowing base if held beyond specified maturity dates. Borrowings under the senior credit facility will generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon the Company’s senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the senior credit facility and is payable quarterly in arrears.

In December 2006, the Company amended certain covenants in the senior credit facility. The amended covenants require the Company to: maintain a minimum tangible net worth of at least $300 million plus 50% of positive net income earned subsequent to September 30, 2006; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.0x (decreasing to 1.75x as of June 30, 2007 and increasing to 2.5x as of December 31, 2008); maintain a ratio of total debt to adjusted tangible net worth not to exceed 1.5x; maintain a ratio of total land (including undeveloped land, land under development and finished lots on which home construction has yet to begin) to adjusted tangible net worth not to exceed 1.5x; and maintain an interest coverage ratio of no less than 1.75x through December 31, 2006 (decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the senior credit facility). For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of the Company’s outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment). As of June 30, 2007, the Company had $358 million of borrowings under the senior credit facility at an effective rate of 7.09% and, after giving effect to the borrowing base limitation, had additional availability of $110 million. The Company’s obligations under the senior credit facility are guaranteed by all of its wholly-owned subsidiaries, other than the Company’s mortgage subsidiary, and are subject to a number of customary financial and operating covenants.

As of and during the three and nine months ended June 30, 2007, the Company was in compliance with the covenants of this senior credit facility with the exception that the Company’s speculative housing units in its Nevada region were in excess of the amount allowed under the senior credit facility. In August 2007, the Company amended and restated this senior credit facility. The amendment and restatement provides a waiver to the limitation on speculative housing units allowed from June 30, 2007 until September 1, 2007. See note 11 for additional information related to the Company’s amended and restated senior credit facility.

6.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land for future development and/or developed lots. The agreements generally are contingent upon municipality approvals. As of June 30, 2007, the Company has rights, under such agreements, to purchase approximately 7,500 lots, within 33 separate developments, with an aggregate contract price of $315 million. Approximately 1,600 of the lots contain specific performance requirements, with an aggregate purchase price of $44 million, of which the Company is obligated to pay $2 million within the next twelve months and the remaining $42 million at various dates beginning in June 2009. Approximately 1,800 of the lots, with an aggregate purchase price of $145 million, are to be purchased from joint ventures in which the Company has an investment balance of $34 million as of June 30, 2007. This investment is recorded in investments in and advances to unconsolidated entities on the condensed consolidated balance sheets.

At June 30, 2007, excluding inventory not owned (see note 3), the Company was contingently liable to banks and financial institutions for approximately $49 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land option contracts.

Under the terms of the Company’s amended stock option plans, the Company has contractual obligations to purchase shares of its common stock, including shares issuable under outstanding options, from certain of its directors, executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, involuntary termination or retirement. As of June 30, 2007, the Company’s aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been approximately $17.4 million in the event that all of these obligations were triggered. The Company’s ability to satisfy its repurchase obligations is subject to certain limitations set forth in the Trust Indenture governing the senior subordinated notes issued by the Company.

The Company is involved in litigation incidental to its business, the disposition of which should not have a material effect on the Company’s financial position or results of operations.

The Company provides product warranties to its customers covering workmanship, materials, and certain mechanical systems for two years, and structural systems for ten years. The Company estimates and records warranty liabilities based on historical experience and known risks at the time a home closes, and in the case of unexpected claims, upon identification and quantification of the obligations. The Company’s warranty accrual is included in accounts payable and accrued expenses in its condensed consolidated balance sheets. Changes in the Company’s warranty liability for the three and nine months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Balance at beginning of period	$5,194	$6,338	$5,798	$5,844
Warranties issued	739	1,793	2,535	4,628
Settlements and other adjustments	(1,240)	(1,466)	(3,640)	(3,807)
Balance at end of period	$4,693	$6,665	$4,693	$6,665

At June 30, 2007, the Company was committed to fund approximately $30.4 million in mortgage loans to homebuyers at agreed-upon rates. The Company has entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Revenues (in thousands)	2007	2006	2007	2006
Florida	$15,964	$28,104	$61,619	$72,903
Midwest	33,936	76,720	113,264	159,611
Nevada	38,146	44,671	128,588	105,161
Pacific Coast	39,256	71,523	108,527	215,325
Texas	76,583	89,352	212,626	210,498
Mortgage banking	1,011	2,300	4,247	5,298
Segment revenue subtotal	204,896	312,670	628,871	768,796
Corporate and unallocated (a)	463	182	696	1,415
GAAP adjustment (b)	3,641		12,208
Consolidated revenues	$209,000	$312,852	$641,775	$770,211

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Loss) Earnings Before Income Taxes (in thousands)	2007	2006	2007	2006
Florida	$(10,310)	$6,703	$(19,812)	$9,262
Midwest	(52,165)	3,142	(70,876)	425
Nevada	3,978	10,041	30,084	27,547
Pacific Coast	(13,585)	17,953	(40,291)	62,924
Texas	(1,054)	4,487	3,969	9,781
Mortgage banking	(136)	1,135	508	1,850
Segment (loss) earnings before income taxes subtotal	(73,272)	43,461	(96,418)	111,789
Corporate and unallocated	(4,397)	(9,011)	(18,108)	(31,698)
	(77,669)	34,450	(114,526)	80,091
Homebuilding interest expense	(8,957)	(9,445)	(25,438)	(20,588)
GAAP adjustment (c)	21,616	(6,227)	17,689	949
Consolidated (loss) earnings before income taxes	$(65,010)	$18,778	$(122,275)	$60,452

(c)       Included in the GAAP adjustment are (i) timing differences for certain capitalizable indirect construction costs that are expensed as incurred in the Company’s internal measurement system and (ii) minority interest expense which is not included in the Company’s internal measurement system.

	June 30,	September 30,
Assets (in thousands)	2007	2006
Florida	$78,004	$91,226
Midwest	218,757	267,519
Nevada	245,230	224,331
Pacific Coast	142,081	181,289
Texas	176,007	197,604
Mortgage banking	5,930	10,859
Segment assets subtotal	866,009	972,828
Corporate and unallocated	182,530	118,749
Consolidated assets	$1,048,539	$1,091,577

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

In two separate transactions during March 2007, the Company purchased developed lots from two consolidated joint ventures at fair market value in accordance with the underlying joint venture agreements. After closing the transaction, the consolidated joint ventures distributed $25.8 million in accordance with the joint venture agreements to an entity that indirectly owns approximately 21% of the Company’s issued and outstanding common stock as of June 30, 2007.

10.  Summarized Financial Information

The Company’s senior subordinated notes and amended and restated senior credit facility are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”), other than the Company’s mortgage subsidiary. The Company’s mortgage subsidiary and majority owned and controlled subsidiaries are non-guarantors (“Non-Guarantor Subsidiaries”) of the senior subordinated notes and the senior credit facility. In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

As of June 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$2,474	$11,754	$50	$—	$14,278
Receivables		26,792			26,792
Income taxes receivable	9,356				9,356
Inventory		758,082	61,072		819,154
Inventory not owned		38,416			38,416
Deferred expenses and other assets	8,958	12,219	37		21,214
Investments in and advances to unconsolidated entities		46,201			46,201
Deferred income taxes	56,324				56,324
Property and equipment, net of accumulated depreciation	8,341	2,533			10,874
Investments in subsidiaries	229,003	1,704		(230,707)
	314,456	897,701	61,159	(230,707)	1,042,609
MORTGAGE BANKING			5,930		5,930
TOTAL ASSETS	$314,456	$897,701	$67,089	$(230,707)	$1,048,539
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$179	$76,034	$24	$—	$76,237
Deposits on sales of residential units		6,192	145		6,337
Liabilities related to inventory not owned		5,038			5,038
Notes payable	573,769		33,290		607,059
Intercompany	(567,833)	550,364	17,469
	6,115	637,628	50,928		694,671
MORTGAGE BANKING			922		922
Total liabilities	6,115	637,628	51,850		695,593

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			13,467	(583)	12,884
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721
REDEEMABLE EQUITY	9,755				9,755
SHAREHOLDERS’ EQUITY	298,586	228,352	1,772	(230,124)	298,586
TOTAL LIABILITIES AND EQUITY	$314,456	$897,701	$67,089	$(230,707)	$1,048,539

As of September 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$1,518	$14,511	$13	$—	$16,042
Receivables		32,834	2,489		35,323
Inventory		720,984	178,313		899,297
Inventory not owned		37,821			37,821
Deferred expenses and other assets	9,103	9,938	188		19,229
Investments in and advances to unconsolidated entities		48,238			48,238
Deferred income taxes	14,133				14,133
Property and equipment, net of accumulated depreciation	8,291	2,344			10,635
Investments in subsidiaries	309,830	19,523		(329,353)
	342,875	886,193	181,003	(329,353)	1,080,718
MORTGAGE BANKING			10,859		10,859
TOTAL ASSETS	$342,875	$886,193	$191,862	$(329,353)	$1,091,577
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$228	$105,809	$742	$—	$106,779
Deposits on sales of residential units		6,246	87		6,333
Liabilities related to inventory not owned		5,015			5,015
Income taxes payable	3,702				3,702
Notes payable	454,665	9,801	35,742		500,208
Intercompany	(509,172)	423,848	85,324
	(50,577)	550,719	121,895		622,037
MORTGAGE BANKING			1,123		1,123
Total liabilities	(50,577)	550,719	123,018		623,160

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			43,827	(583)	43,244
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721
REDEEMABLE EQUITY	26,334				26,334
SHAREHOLDERS’ EQUITY	367,118	303,753	25,017	(328,770)	367,118
TOTAL LIABILITIES AND EQUITY	$342,875	$886,193	$191,862	$(329,353)	$1,091,577

For the three months ended June 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$205,098	$2,465	$—	$207,563
Rental and other income	66	355	5		426
Total homebuilding revenues	66	205,453	2,470	—	207,989
Expenses:
Cost of sales of residential units and land		219,966	41,534		261,500
General and administrative	4,592	9,081	18		13,691
Sales and marketing		13,067	293		13,360
Depreciation	107	210			317
Total homebuilding expenses	4,699	242,324	41,845	—	288,868
Intercompany charge	4,633	(4,633)
Equity in income of unconsolidated joint ventures		590			590
Minority interests in net earnings of consolidated partnerships			15,415		15,415
Homebuilding loss before income taxes	—	(40,914)	(23,960)	—	(64,874)
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			1,011		1,011
Total mortgage banking revenues			1,011		1,011
Expenses:
General and administrative			1,129		1,129
Depreciation			18		18
Total mortgage banking expenses			1,147		1,147
Mortgage banking loss before income taxes			(136)		(136)
EQUITY IN LOSS OF CONSOLIDATED SUBSIDIARIES	(65,010)	(23,960)		88,970
LOSS BEFORE INCOME TAXES	(65,010)	(64,874)	(24,096)	88,970	(65,010)
BENEFIT FOR INCOME TAXES	(24,117)	(24,068)	(8,939)	33,007	(24,117)
NET LOSS	$(40,893)	$(40,806)	$(15,157)	$55,963	$(40,893)

For the three months ended June 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$304,409	$5,344	$—	$309,753
Rental and other income	272	464	63		799
Total homebuilding revenues	272	304,873	5,407	—	310,552
Expenses:
Cost of sales of residential units and land		252,815	4,824		257,639
General and administrative	8,901	10,711	8		19,620
Sales and marketing		15,541	288		15,829
Depreciation	79	129			208
Total homebuilding expenses	8,980	279,196	5,120	—	293,296
Intercompany charge	8,708	(8,708)
Equity in income of unconsolidated joint ventures		369			369
Minority interests in net losses of consolidated partnerships			18		18
Homebuilding earnings before income taxes	—	17,338	305	—	17,643
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			2,299		2,299
Interest income			1		1
Total mortgage banking revenues			2,300		2,300
Expenses:
General and administrative			1,143		1,143
Interest expense			1		1
Depreciation			21		21
Total mortgage banking expenses			1,165		1,165
Mortgage banking earnings before income taxes			1,135		1,135
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	18,778	305		(19,083)
EARNINGS BEFORE INCOME TAXES	18,778	17,643	1,440	(19,083)	18,778
PROVISION FOR INCOME TAXES	6,813	6,404	521	(6,925)	6,813
NET EARNINGS	$11,965	$11,239	$919	$(12,158)	$11,965

For the nine months ended June 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$620,177	$111,362	$(95,194)	$636,345
Rental and other income	203	974	6		1,183
Total homebuilding revenues	203	621,151	111,368	(95,194)	637,528
Expenses:
Cost of sales of residential units and land		633,409	135,052	(76,531)	691,930
General and administrative	15,268	29,087	86		44,441
Sales and marketing		38,709	1,285		39,994
Depreciation	288	614			902
Total homebuilding expenses	15,556	701,819	136,423	(76,531)	777,267
Intercompany charge	15,353	(15,353)
Equity in income of unconsolidated joint ventures		1,688			1,688
Minority interests in net earnings of consolidated partnerships			6,354	8,914	15,268
Homebuilding loss before income taxes	—	(94,333)	(18,701)	(9,749)	(122,783)
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			4,247		4,247
Total mortgage banking revenues			4,247		4,247
Expenses:
General and administrative			3,685		3,685
Depreciation			54		54
Total mortgage banking expenses			3,739		3,739
Mortgage banking earnings before income taxes			508		508
EQUITY IN LOSS OF CONSOLIDATED SUBSIDIARIES	(122,275)	(28,450)		150,725
LOSS BEFORE INCOME TAXES	(122,275)	(122,783)	(18,193)	140,976	(122,275)
BENEFIT FOR INCOME TAXES	(47,171)	(47,382)	(6,563)	53,945	(47,171)
NET LOSS	$(75,104)	$(75,401)	$(11,630)	$87,031	$(75,104)

For the nine months ended June 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$753,230	$20,806	$(11,563)	$762,473
Rental and other income	352	1,243	845		2,440
Total homebuilding revenues	352	754,473	21,651	(11,563)	764,913
Expenses:
Cost of sales of residential units and land		598,969	18,936	(10,786)	607,119
General and administrative	22,701	38,331	44		61,076
Sales and marketing		38,033	640		38,673
Depreciation	131	427			558
Total homebuilding expenses	22,832	675,760	19,620	(10,786)	707,426
Intercompany charge	22,480	(22,480)
Equity in income of unconsolidated joint ventures		899			899
Minority interests in net losses (earnings) of consolidated partnerships		574	(941)	583	216
Homebuilding earnings before income taxes	—	57,706	1,090	(194)	58,602
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			5,288		5,288
Interest income			10		10
Total mortgage banking revenues			5,298		5,298
Expenses:
General and administrative			3,371		3,371
Interest expense			7		7
Depreciation			70		70
Total mortgage banking expenses			3,448		3,448
Mortgage banking earnings before income taxes			1,850		1,850
EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	60,452	421		(60,873)
EARNINGS BEFORE INCOME TAXES	60,452	58,127	2,940	(61,067)	60,452
PROVISION FOR INCOME TAXES	21,942	21,100	1,066	(22,166)	21,942
NET EARNINGS	$38,510	$37,027	$1,874	$(38,901)	$38,510

For the nine months ended June 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(75,104)	$(75,401)	$(11,630)	$87,031	$(75,104)
Adjustments to reconcile net loss to net cash flows from operating activities	27,789	(35,469)	116,557	(111,773)	(2,896)
Net cash (used in) provided by operating activities	(47,315)	(110,870)	104,927	(24,742)	(78,000)

Cash flows from investing activities:
Purchases of property and equipment	(338)	(802)	(30)		(1,170)
Distributions of contributed capital from investments in unconsolidated entities		3,241			3,241
Contributions and advances to investments in unconsolidated entities		(6,830)			(6,830)
Contributions to investments in subsidiaries		(4,213)		4,213
Net cash used in investing activities	(338)	(8,604)	(30)	4,213	(4,759)

Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	259,185		9,940		269,125
Repayments of notes and mortgage loans payable	(140,280)	(9,801)	(12,392)		(162,473)
Debt issuance costs	(850)				(850)
Net proceeds from issuance of common stock	39				39
Repurchases of common stock	(10,822)				(10,822)
Contributions from minority interests			3,000		3,000
Distributions to minority interests			(27,006)	8,914	(18,092)
Contributions from parent and guarantors			4,213	(4,213)
Distributions to parent and guarantors			(15,828)	15,828
Intercompany	(58,663)	126,518	(67,855)
Net cash provided by (used in) financing activities	48,609	116,717	(105,928)	20,529	79,927
Net increase (decrease) in cash and cash equivalents	956	(2,757)	(1,031)		(2,832)
Cash and cash equivalents—Beginning of period	1,518	14,511	2,636		18,665
Cash and cash equivalents—End of period	$2,474	$11,754	$1,605		$15,833

Reconciliation to cash and cash equivalents reported on the consolidated balance sheets:
Homebuilding	$2,474	$11,754	$50		$14,278
Mortgage banking			1,555		1,555
Total	$2,474	$11,754	$1,605		$15,833

For the nine months ended June 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$38,510	$37,027	$1,874	$(38,901)	$38,510
Adjustments to reconcile net earnings to net cash flows from operating activities	(44,813)	(149,738)	(27,333)	37,458	(184,426)
Net cash used in operating activities	(6,303)	(112,711)	(25,459)	(1,443)	(145,916)

Cash flows from investing activities:
Purchases of property and equipment	(5,711)	(1,262)	(22)		(6,995)
Disposals of property and equipment			858		858
Distributions of contributed capital from investments in unconsolidated entities		698			698
Contributions and advances to investments in unconsolidated entities		(8,460)			(8,460)
Contributions to investments in subsidiaries		(2,463)		2,463
Net cash (used in) provided by investing activities	(5,711)	(11,487)	836	2,463	(13,899)

Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	832,073	323,189	20,094		1,175,356
Repayments of notes and mortgage loans payable	(223,064)	(710,427)	(62,664)		(996,155)
Debt issuance costs	(6,598)				(6,598)
Net proceeds from issuance of common stock	712				712
Repurchases of common stock	(3,174)				(3,174)
Distributions to minority interests		127	(2,668)		(2,541)
Contributions from parent and guarantors			2,463	(2,463)
Distributions to parent and guarantors			(1,443)	1,443
Intercompany	(592,918)	525,778	67,140
Net cash provided by financing activities	7,031	138,667	22,922	(1,020)	167,600
Net (decrease) increase in cash and cash equivalents	(4,983)	14,469	(1,701)		7,785
Cash and cash equivalents—Beginning of period	6,875	9,786	4,799		21,460
Cash and cash equivalents—End of period	$1,892	$24,255	$3,098		$29,245

11.  Subsequent Events

On August 10, 2007, the Company amended and restated its existing senior credit facility. The terms of the amendment and restatement (summarized below) reflect current market conditions and related deterioration of the Company’s profitability. Fees payable in connection with the amendment and restatement totaled approximately $0.9 million.

The amendment and restatement permits the Company to ignore, for purposes of financial covenant calculations (but not for interest margin calculations), up to $40 million of tangible net worth reductions due to impairment and abandonment charges. The amendment and restatement suspends the interest coverage ratio covenant until March 31, 2009 and adds a minimum requirement of adjusted earnings before interest, taxes, depreciation and amortization (as defined in the credit agreement) of $25 million on a trailing four-quarter basis, and a minimum $50 million liquidity requirement (defined as unrestricted cash, available borrowings under the senior credit facility and other available lines of credit and receivables from home closings). Liquidity is tested monthly. The amendment and restatement reduces permitted unsecured debt from $25 million to $15 million and permitted joint venture investments from 30% of tangible net worth to 25% of tangible net worth and, in the case of our Nevada building region, eliminates until September 1, 2007 the pre-existing requirement that the number of speculative housing units owned by the Company, as June 30, 2007, not exceed a maximum of 35% of its housing unit closings in such region during the previous 12-month period. Prior to the amendment and restatement, the Company was in default of the inventory restriction as of June 30, 2007 due to its ownership of an excessive number of speculative housing units in Nevada.

The amendment and restatement requires that the senior credit facility be secured by all properties to be included in the borrowing base for the senior credit facility and related assets and prohibits the incurrence of any additional secured debt. In this regard, in contrast to the previous calculation method for the borrowing base, the property of certain non-wholly owned subsidiaries cannot be included in the borrowing base calculation unless and until such subsidiaries are able to guarantee the senior credit facility (on a secured basis) which will be subject to the consent of minority interest holders and there is no assurance that the Company would be able to obtain such consent. New properties that are proposed to be included as borrowing base property would also be mortgaged and pledged to secure the senior credit facility and also would need to satisfy specified parameters or otherwise be approved by the majority lenders. As of June 30, 2007, the effect of the removal of the property of such non-wholly owned subsidiaries from the borrowing base calculation upon the Company’s liquidity would have been to reduce its liquidity from $159 million to $155 million. As of June 30, 2007, the Company had $358 million of borrowings under the senior credit facility at an effective interest rate of 7.09% and, after calculating the borrowing base limitation based on removal of the property of such non-wholly owned subsidiaries, would have had additional availability of approximately $106 million. Finally, the amendment and restatement provides that the applicable interest margins are subject to increase by 0.375% to 0.875% in the event that liquidity (as defined above) is more than $50 million but less than or equal to $100 million.

On August 10, 2007, the Company entered into an employment agreement with David K. Hill. Under the terms of David K. Hill’s employment agreement, if Mr. Hill’s employment is terminated by reason of his death or permanent disability, his family trust may request the Company to purchase up to 500,000 shares of common stock of the Company, and upon receipt of such request the Company will reasonably determine in its sole discretion how many shares to purchase in light of the Company’s financial condition and prospects and the limitations, restrictions and constraints in the Company’s loan and financing arrangements at the time. The purchase price payable by the Company will be the fair market value at that time.

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

Florida	Midwest	Nevada	Pacific Coast	Texas
Ft. Myers	Chicago, IL	Las Vegas	Portland, OR (b)	Austin
Naples	Cleveland, OH (a)		Sacramento, CA	Dallas
Sarasota	Milwaukee, WI (b)		Stockton, CA	Ft. Worth
Tampa			Vancouver, WA (b)	Houston
San Antonio

(a)       In March 2006, we decided to exit the Cleveland market based on our perception regarding local market conditions currently and in the foreseeable future. We completed all construction and sales activities during our second fiscal quarter of 2007.

(b)       In May 2007, we decided to exit the Milwaukee, Portland and Vancouver markets for the reasons set forth below under “Recent Events.” We are winding down operations with the objective of completing all homebuilding activities during this fiscal year.

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

Recent Trends

Market conditions for new home sales continued to deteriorate during our third fiscal quarter as inventory levels of both new and existing homes remained high, and the aggressive use of sales incentives continues to put pressure on profit margins. In addition, home price appreciation over the past few years, higher interest rates and tightening credit standards in the mortgage industry are all negatively affecting affordability and consumer sentiment for housing. We do not see conditions in the homebuilding market improving significantly in the near term, which will significantly reduce our quarterly and full-year revenues and earnings when compared to 2006 results.

The following describe some of the factors present in the marketplace during our third fiscal quarter of 2007:

•       decreased levels of customer traffic, buyer sentiment and net sales;

•       increased frequency and level of customer incentive packages;

•       increased use and compensation of real estate brokers;

•       depressed market conditions for land sales; and

•       increased abandonment of earnest money related to land option agreements and purchase contracts.

Given these significant market changes and uncertainty about the timing and pace of any recovery, we have adopted a strategy to manage our business through this current downturn. Our strategy focuses on:

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

•       marketing and selling lots to generate cash and reduce our overall land holdings; and

•       reducing our debt and interest costs and maximizing our liquidity.

We believe that our operating history and geographic diversification will continue to benefit us as the homebuilding industry transitions through a changing and challenging environment.

Recent Events

On August 9, 2007, our Board of Directors elected C. Kenneth Love to the position of President and Chief Executive Officer, effective as of October 1, 2007. Beginning on October 1, 2007, David K. Hill will assume the new position of Executive Chairman, through which he will remain actively involved with us. See Part II, Item 5 of this report for additional information.

In May 2007, we decided to exit the Portland, Oregon and Vancouver, Washington markets. As of June 30, 2007, we had $18.9 million of assets deployed in these markets. A decision to continue in these markets would have required near term investments to provide lots for the future to sustain our operations. We decided to redeploy our capital and narrow our management focus to our other existing markets. We believe that our exit from the Portland and Vancouver markets will not have a material adverse impact on our financial condition or results of operations.

In May 2007, we decided to exit the Milwaukee, Wisconsin market. As of June 30, 2007, we had $9.7 million of assets deployed in this market. Our decision to exit the Milwaukee market reflects our perception regarding local market conditions currently and in the foreseeable future. We believe that our exit from the Milwaukee market will not have a material adverse impact on our financial condition or results of operations.

As part of our current operating strategy, we are selling certain land inventory to: increase our liquidity and reduce our debt, adjust the balance of our land holdings by region and reduce our overall investment in land. We have identified certain land parcels that we intend to sell and are actively marketing the properties for delivery within the next 12 months. We believe that these properties are not critical to our homebuilding operations. As of June 30, 2007, we have $71.6 million of land inventory that is held for sale.

Due to the continued deterioration in market conditions, the national homebuilding climate and our expectations regarding the recoverability of certain assets, we reviewed all of our inventory for impairment and recorded inventory impairment charges of $81.3 million and $133.7 million during the three and nine months ended June 30, 2007. Additionally, during the three and nine months ended June 30, 2007, the Company wrote-off $0.3 million and $7.8 million of costs related to the abandonment of land option contracts. These charges are included in cost of sales in the accompanying condensed consolidated statements of operations.

Financing Overview

In August 2007, we amended and restated our existing senior credit facility. The amendment and restatement requires that the senior credit facility be secured by all properties to be included in the senior credit facility’s borrowing base and prohibits the incurrence of any additional secured debt. Many of our debt covenants were modified under the amendment, the most significant of which were: for purposes of covenant calculations, we are permitted to ignore up to $40 million of tangible net worth reductions related to impairment and abandonment charges; to suspend the interest coverage ratio covenant until March 31, 2009; and to add a minimum $25 million trailing four-quarter adjusted EBITDA requirement and a minimum $50 million liquidity requirement. The amended and restated credit agreement is described in Part II, Item 5 of this report and is filed herewith as Exhibit 10.2.

In November 2006, we entered into a two year interest rate cap agreement to protect $100 million of our borrowings from sharp increases in the prevailing short-term interest rates. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum.

In two separate transactions during March 2007, we purchased developed lots from two consolidated joint ventures at fair market value in accordance with the underlying joint venture agreements. After closing the transaction, the consolidated joint ventures distributed $25.8 million in accordance with the joint venture agreements to an entity that indirectly owns approximately 21% of our issued and outstanding common stock as of June 30, 2007.

Results of Operations and Other Data

The following table presents selected statements of operations and other data for the three and nine month periods ended June 30, 2007 and 2006:

	Three months ended June 30,		2007 vs.	Nine months ended June 30,		2007 vs.
(Dollars in thousands)	2007	2006	2006	2007	2006	2006
Statement of operations data:
Total homebuilding revenues	$207,989	$310,552	(33.0)%	$637,528	$764,913	(16.7)%
Cost of sales of residential units and land (1)	261,500	257,639	1.5%	691,930	607,119	14.0%
Gross homebuilding (loss) profit	(53,511)	52,913	(201.1)%	(54,402)	157,794	(134.5)%
Homebuilding operating expenses	27,368	35,657	(23.2)%	85,337	100,307	(14.9)%
Equity in income of unconsolidated entities	590	369	59.9%	1,688	899	87.8%
Minority interests in net losses of consolidated partnerships	15,415	18	—	15,268	216	—
Homebuilding (loss) earnings before income taxes	(64,874)	17,643	(467.7)%	(122,783)	58,602	(309.5)%
Mortgage banking (loss) earnings before income taxes	(136)	1,135	(112.0)%	508	1,850	(72.5)%
(Loss) earnings before income taxes	(65,010)	18,778	(446.2)%	(122,275)	60,452	(302.3)%
(Benefit) provision for income taxes	(24,117)	6,813	(454.0)%	(47,171)	21,942	(315.0)%
Net (loss) earnings	$(40,893)	$11,965	(441.8)%	$(75,104)	$38,510	(295.0)%

Other financial data:
Interest incurred (2)	$12,646	$14,878	(15.0)%	$35,844	$36,165	(0.9)%
Depreciation	335	229	46.3%	956	628	52.2%
EBITDA (3) (4)	(55,718)	28,453	(295.8)%	(95,881)	81,675	(217.4)%
Gross homebuilding profit margin (5)	(25.7)%	17.0%	—	(8.5)%	20.6%	—

Other data:
Net new home orders (units) (6)	769	942	(18.4)%	2,461	2,726	(9.7)%
Homes delivered (units)	771	1,109	(30.5)%	2,269	2,679	(15.3)%
Average sales price of homes delivered	$251	$273	(8.1)%	$261	$278	(6.1)%
Backlog at end of period (units) (7)	950	1,517	(37.4)%	950	1,517	(37.4)%
Backlog at end of period (contract value) (7)	$245,026	$413,749	(40.8)%	$245,026	$413,749	(40.8)%

(1)      Inventory impairment and land option abandonment charges of $81.7 million and $141.5 million are included in cost of sales of residential units and land for the three and nine months ended June 30, 2007. There were $0.2 million and $3.2 million of impairment and land option abandonment charges recorded during the three and nine months ended June 30, 2006.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Net (loss) earnings	$(40,893)	$11,965	$(75,104)	$38,510
(Benefit) provision for income taxes	(24,117)	6,813	(47,171)	21,942
Interest expense in cost of sales	8,957	9,445	25,438	20,588
Interest expense in mortgage banking operations		1		7
Depreciation and amortization	335	229	956	628
EBITDA	$(55,718)	$28,453	$(95,881)	$81,675

(4)             In contrast to EBITDA, our amended and restated senior credit facility contains an adjusted EBITDA financial covenant. The most significant difference between adjusted EBITDA and EBITDA is the add back of inventory impairment and land option abandonment charges.

(5)             Represents gross homebuilding profit divided by total homebuilding revenues.

(6)             Net new home orders represents the number of new sales contracts executed with customers, net of sales contract cancellations.

(7)             Backlog represents homes under sales contracts but not yet delivered at the end of the period.

Homebuilding revenues.   Homebuilding revenues decreased 33% to $208 million for the three month period ended June 30, 2007 from $310.6 million for the three month period ended June 30, 2006. New home deliveries decreased by 30.5% and the average sales price of homes delivered decreased by 8.1%. The decreases in new home deliveries and average sales prices were partially offset by increased land sales of $13.8 million for the three months ended June 30, 2007 as compared to $6.6 million for the three months ended June 30, 2006.

Homebuilding revenues decreased 16.7% to $637.5 million for the nine month period ended June 30, 2007 from $764.9 million for the nine month period ended June 30, 2006. New home deliveries decreased by 15.3% and the average sales price of homes delivered decreased by 6.1%. The decreases in new home deliveries and average sales prices were partially offset by increased land sales of $44.2 million for the nine months ended June 30, 2007 as compared to $17.1 million for the nine months ended June 30, 2006.

Home sales and backlog.   Net new home orders for the three month period ended June 30, 2007 were 769, an 18.4% decrease from 942 net new home orders for the three month period ended June 30, 2006. Net new home orders for the nine month period ended June 30, 2007 were 2,461, a 9.7% decrease from 2,726 net new home orders for the nine month period ended June 30, 2006.

At June 30, 2007, the contract value of our backlog was $245 million, as compared to $413.7 million at June 30, 2006. At June 30, 2007, the average sales price per home in backlog was $258,000 down $15,000, or 5.5%, from the average sales price per home in backlog of $273,000 at June 30, 2006.

Gross homebuilding profit margin.   During the three and nine month period ended June 30, 2007, we experienced margin pressures across all of our regions and there was a significant shift in home deliveries from regions that historically had higher than average gross profit margins to regions with lower than average gross profit margins.

Gross homebuilding profit margin decreased to (25.7)% for the three month period ended June 30, 2007, compared to 17.0% for the three month period ended June 30, 2006. Included in gross profit for the three months ended June 30, 2007 are inventory valuation charges of $81.3 million related to our expectations regarding the recoverability of certain assets from both active residential construction projects and land held for sale and $0.3 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Included in gross profit for the three months ended June 30, 2006 are inventory valuation charges of $0.2 million. Included within the gross profit for the three month period ended June 30, 2007 is $2.2 million from land sales.

Gross homebuilding profit margin decreased to (8.5)% for the nine month period ended June 30, 2007, compared to 20.6% for the nine month period ended June 30, 2006. Included in gross profit for the nine months ended June 30, 2007 are inventory valuation charges of $133.7 million related to our expectations regarding the recoverability of certain assets from both active residential construction projects and land held for sale and $7.8 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Included in gross profit for the nine months ended June 30, 2006 are inventory valuation charges of $3.2 million. Included within the gross profit for the nine month period ended June 30, 2007 is $16.7 million from land sales, as compared with $2.1 million from land sales for the nine month period ended June 30, 2006.

Homebuilding operating expenses.   Homebuilding operating expenses, which consist of all homebuilding expenses other than cost of sales, decreased 23.2% to $27.4 million for the three months ended June 30, 2007 from $35.7 million for the three months ended June 30, 2006. Homebuilding operating expenses were 13.2% and 11.5% of homebuilding revenue for the three months ended June 30, 2007 and 2006, respectively.

Homebuilding operating expenses decreased 14.9% to $85.3 million for the nine months ended June 30, 2007 from $100.3 million for the nine months ended June 30, 2006. Homebuilding operating expenses were 13.4% and 13.1% of homebuilding revenue for the nine months ended June 30, 2007 and 2006, respectively.

The decrease in homebuilding operating expenses is attributed to lower compensation expense, due to a reduction in headcount and incentive pay, partially offset by an increase in commissions paid to outside real estate brokers, as we increased our utilization of their services to sell our homes.

Income Taxes.   We recorded income tax benefit of $24.1 million and $47.2 million for the three and nine month periods ended June 30, 2007. Included within the tax benefit for the nine month period ended June 30, 2007 is a $1.3 million beneficial adjustment to reduce prior income tax estimates. We recorded income tax expense of $6.8 million and $21.9 million for the three and nine month periods ended June 30, 2006.

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

The five reportable homebuilding segments include operations in the following geographic regions:

Florida

Midwest: Illinois, Ohio and Wisconsin

Nevada

Pacific Coast: California, Oregon and Washington

Texas

The following table presents financial and operational information for our five reportable homebuilding segments:

Three Months Ended June 30, (Dollars in thousands)	Average sales price of homes	Homes delivered	Net new home orders(1)	Backlog (units) at period end(2)	Backlog (contract value) at period end(2)
2007
Florida	$239	69	101	128	$26,870
Midwest	337	100	92	187	65,892
Nevada	366	87	95	89	33,411
Pacific Coast	371	109	64	98	36,725
Texas	175	406	417	448	82,128
Total	$251	771	769	950	$245,026
2006
Florida	$251	112	69	155	$46,540
Midwest	349	215	146	314	111,898
Nevada	405	110	111	159	63,245
Pacific Coast	453	157	127	140	62,265
Texas	164	515	489	749	129,801
Total	$273	1,109	942	1,517	$413,749

Nine Months Ended June 30, (Dollars in thousands)	Average sales price of homes	Homes delivered	Net new home orders(1)	Backlog (units) at period end(2)	Backlog (contract value) at period end(2)
2007
Florida	$277	230	285	128	$26,870
Midwest	335	333	361	187	65,892
Nevada	378	269	313	89	33,411
Pacific Coast	398	281	299	98	36,725
Texas	176	1,156	1,203	448	82,128
Total	$261	2,269	2,461	950	$245,026
2006
Florida	$239	305	196	155	$46,540
Midwest	364	427	486	314	111,898
Nevada	396	265	312	159	63,245
Pacific Coast	455	472	328	140	62,265
Texas	163	1,210	1,404	749	129,801
Total	$278	2,679	2,726	1,517	$413,749

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

For the three months ended June 30: (Dollars in thousands)	Revenues	(Loss) earnings before income taxes
2007
Florida	$15,964	$(10,310)
Midwest	33,936	(52,165)
Nevada	38,146	3,978
Pacific Coast	39,256	(13,585)
Texas	76,583	(1,054)
Mortgage banking	1,011	(136)
Segment subtotal	204,896	(73,272)
Corporate and unallocated	463	(4,397)
	205,359	(77,669)
Homebuilding interest expense(1)		(8,957)
GAAP adjustment(2)	3,641	21,616
Consolidated total	$209,000	$(65,010)
2006
Florida	$28,104	$6,703
Midwest	76,720	3,142
Nevada	44,671	10,041
Pacific Coast	71,523	17,953
Texas	89,352	4,487
Mortgage banking	2,300	1,135
Segment subtotal	312,670	43,461
Corporate and unallocated	182	(9,011)
	312,852	34,450
Homebuilding interest expense(1)		(9,445)
GAAP adjustment(2)		(6,227)
Consolidated total	$312,852	$18,778

For the nine months ended June 30: (Dollars in thousands)	Revenues	(Loss) earnings before income taxes
2007
Florida	$61,619	$(19,812)
Midwest	113,264	(70,876)
Nevada	128,588	30,084
Pacific Coast	108,527	(40,291)
Texas	212,626	3,969
Mortgage banking	4,247	508
Segment subtotal	628,871	(96,418)
Corporate and unallocated	696	(18,108)
	629,567	(114,526)
Homebuilding interest expense(1)		(25,438)
GAAP adjustment(2)	12,208	17,689
Consolidated total	$641,775	$(122,275)
2006
Florida	$72,903	$9,262
Midwest	159,611	425
Nevada	105,161	27,547
Pacific Coast	215,325	62,924
Texas	210,498	9,781
Mortgage banking	5,298	1,850
Segment subtotal	768,796	111,789
Corporate and unallocated	1,415	(31,698)
	770,211	80,091
Homebuilding interest expense(1)		(20,588)
GAAP adjustment(2)		949
Consolidated total	$770,211	$60,452

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

Florida.   Homebuilding revenues decreased in the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006, primarily due to a 38.4% decrease in the number of homes delivered and a $12 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (47.1)% in the third fiscal quarter of 2007, compared to 17.8% in the third fiscal quarter of 2006. Gross profit for the three month period ended June 30, 2007 was negatively impacted by $9.8 million of inventory valuation charges.

Homebuilding revenues decreased in the nine month period ended June 30, 2007, compared to the nine month period ended June 30, 2006, primarily due to a 24.6% decrease in the number of homes delivered, offset partially by a $38 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were (20.5)% in the nine months ended June 30, 2007, compared to 21.3% in the nine months ended June 30, 2006. Gross profit for the nine month period ended June 30, 2007 was negatively impacted by $19.1 million of inventory valuation charges and $0.2 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Midwest.   Homebuilding revenues decreased in the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006, primarily due to a 53.5% decrease in the number of homes delivered and a $12 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (140.1)% in the third fiscal quarter of 2007, compared to 8.6% in the third fiscal quarter of 2006. Gross profit for the three month period ended June 30, 2007 was negatively impacted by $50.1 million of inventory valuation charges. Gross profit for the three month period ended June 30, 2006 was negatively impacted by $0.2 million of inventory valuation charges.

Homebuilding revenues decreased in the nine month period ended June 30, 2007, compared to the nine month period ended June 30, 2006, primarily due to a 22% decrease in the number of homes delivered and a $29 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (53.0)% in the nine months ended June 30, 2007, compared to 7.4% in the nine months ended June 30, 2006. Gross profit for the nine month period ended June 30, 2007 was negatively impacted by $63.7 million of inventory valuation charges and $3.1 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Gross profit for the nine month period ended June 30, 2006 was negatively impacted by $3.2 million of inventory valuation charges.

Nevada.   Homebuilding revenues decreased in the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006, primarily due to a 20.9% decrease in the number of homes delivered and a $39 thousand decrease in the average sales price of homes, offset partially by a $7.4 million increase in land sales. Homebuilding gross profit margins were 18.5% in the third fiscal quarter of 2007, compared to 28.1% in the third fiscal quarter of 2006. Included within gross profit for the quarter ended June 30, 2007 is $1.8 million from land sales.

Homebuilding revenues increased in the nine month period ended June 30, 2007, compared to the nine month period ended June 30, 2006, primarily due to a $30.6 million increase in land sales. Homebuilding gross profit margins were 26.5% in the nine months ended June 30, 2007, compared to 32.4% in the nine months ended June 30, 2006. Included within gross profit for the nine months ended June 30, 2007 is $15.8 million from land sales.

Pacific Coast.   Homebuilding revenues decreased in the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006, primarily due to a 30.6% decrease in the number of homes delivered and a $82 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (26.2)% in the third fiscal quarter of 2007, compared to 26.7% in the third fiscal quarter of 2006. Gross profit for the three month period ended June 30, 2007 was negatively impacted by $15.7 million of inventory valuation charges and $0.1 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Homebuilding revenues decreased in the nine month period ended June 30, 2007, compared to the nine month period ended June 30, 2006, primarily due to a 40.5% decrease in the number of homes delivered and a $57 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (29.9)% in the nine months ended June 30, 2007, compared to 32.0% in the nine months ended June 30, 2006. Gross profit for the nine month period ended June 30, 2007 was negatively impacted by $41.7 million of inventory valuation charges and $3.9 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Texas.   Homebuilding revenues decreased in the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006, primarily due to a 21.2% decrease in the number of homes delivered, offset partially by a $11 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 7.6% in the third fiscal quarter of 2007, compared to 11.2% in the third fiscal quarter of 2006. Gross profit for the three month period ended June 30, 2007 was negatively impacted by $5.7 million of inventory valuation charges and $0.2 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Homebuilding revenues increased in the nine month period ended June 30, 2007, compared to the nine month period ended June 30, 2006, primarily due to a $13 thousand increase in the average sales price of homes delivered, offset partially by a 4.5% decrease in the number of homes delivered. Homebuilding gross profit margins were 8.4% in the nine months ended June 30, 2007, compared to 13.2% in the nine months ended June 30, 2006. Gross profit for the nine month period ended June 30, 2007 was negatively impacted by $9.2 million of inventory valuation charges and $0.6 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Mortgage banking.   Mortgage banking earnings before taxes decreased to a net loss of $0.1 million in the third fiscal quarter of 2007, compared to net earnings of $1.1 million in the third fiscal quarter of 2006. Mortgage banking earnings before taxes decreased to $0.5 million during the nine months ended June 30, 2007, compared to $1.9 million during the nine month period ended June 30, 2006. The decrease in earnings before taxes was primarily due to a decrease in home closings, a decrease in the average mortgage loan size and a reduced mortgage capture rate.

Corporate and unallocated.   Corporate and unallocated costs totaled $4.4 million in the third fiscal quarter of 2007 and $9.0 million in the third fiscal quarter of 2006. Corporate and unallocated costs as a percentage of total consolidated revenues were 2.1% for the three months ended June 30, 2007 and 2.9% for the three months ended June 30, 2006.

Corporate and unallocated costs totaled $18.1 million in the nine months ended June 30, 2007 and $31.7 million in the nine months ended June 30, 2006. Corporate and unallocated costs as a percentage of total consolidated revenues were 2.8% for the nine months ended June 30, 2007 and 4.1% for the nine months ended June 30, 2006.

The reduction in corporate and unallocated costs is primarily related to a decrease in incentive compensation due to lower overall corporate earnings.

Liquidity and Capital Resources

Our principal uses of cash are land purchases, lot development and home construction. As a result, our financing needs depend principally on sales volume, land acquisition and inventory balances. We fund our operations with available cash flows from operating activities, borrowings under an amended and restated senior credit facility, other bank debt and minority interests in consolidated partnerships. We do not hold cash for investment purposes and we manage our cash and debt positions to minimize financing costs.

Operating cash flows activities

Cash used in operating activities totaled $78 million during the nine months ended June 30, 2007, compared to $145.9 million of cash used in operating activities during the nine months ended June 30, 2006. The increase in operating cash flows is primarily due to a significant reduction in the net investment in inventory related to land purchases, lot development and home construction, partially offset by lower sales volume and margins during the nine months ended June 30, 2007.

Investing cash flows activities

Cash used in investing activities totaled $4.8 million during the nine months ended June 30, 2007, compared to $13.9 million cash used in investing activities during the nine months ended June 30, 2006. The increase in investing cash flows was primarily due to a decrease in fixed asset purchases and a decrease in net contributions to investments in unconsolidated subsidiaries.

Financing cash flows activities

Cash provided by financing activities totaled $79.9 million during the nine months ended June 30, 2007, compared to $167.6 million cash provided by financing activities during the nine months ended June 30, 2006. During the nine months ended June 30, 2007, we increased our outstanding borrowings by $106.7 million primarily to fund inventory purchases and other operating cash requirements. During the nine months ended June 30, 2007, we distributed $18.1 million of cash to joint venture partners and repurchased $10.8 million of our common stock.

In December 2005, we issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. In May 2006, we exchanged all of the senior subordinated notes issued in December 2005 for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. We may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. At any time prior to December 15, 2008, we may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. In addition, if we experience specific kinds of changes of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior credit facility. All of our wholly owned subsidiaries, other than our mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that restricts our ability and that of our restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of our assets. As of June 30, 2007, we were restricted from incurring additional indebtedness (excluding available borrowings under the senior credit facility), except under certain limited circumstances.

In December 2005, we entered into a new senior credit facility to finance our business operations. Proceeds of the new senior credit facility were used to retire our existing senior secured revolving credit facilities and substantially all of our other senior secured credit facilities. The senior credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. We have the right, without the consent of our lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior credit facility to exceed $700 million. The applicable borrowing base is determined regularly throughout the life of the senior credit facility. The composition of the borrowing base is limited to parameters set forth in the senior credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) is removed from the borrowing base if held beyond specified maturity dates. Borrowings under the senior credit facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon our senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the senior credit facility and is payable quarterly in arrears. Our obligations under the senior credit facility are subject to a number of customary financial and operating covenants.

In December 2006, we amended certain covenants in our senior credit facility. The covenants as amended, require us to: maintain a minimum tangible net worth of at least $300 million plus 50% of positive net income earned subsequent to September 30, 2006; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.0x (decreasing to 1.75x as of June 30, 2007 and increasing to 2.5x as of December 31, 2008); maintain a ratio of total debt to adjusted tangible net worth not to exceed 1.5x; maintain a ratio of total land (including undeveloped land, land under development and finished lots on which home construction has yet to begin) to adjusted tangible net worth not to exceed 1.5x; and maintain an interest coverage ratio of no less than 1.75x through December 31, 2006 (decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the senior credit facility). For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of our outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment).

On August 10, 2007, we amended and restated our existing senior credit facility. The terms of the amendment and restatement (summarized below) reflect current market conditions and related deterioration of our profitability. Fees payable in connection with the amendment and restatement totaled approximately $0.9 million.

The amendment and restatement permits us to ignore, for purposes of financial covenant calculations (but not for interest margin calculations), up to $40 million of tangible net worth reductions due to impairment and abandonment charges. The amendment and restatement suspends the interest coverage ratio covenant until March 31, 2009 and adds a minimum $25 million trailing four-quarter adjusted EBITDA requirement (as defined in the credit agreement) and a minimum $50 million liquidity requirement (defined as unrestricted cash, available borrowings under the senior credit facility and other available lines of credit and receivables from home closings). Liquidity is tested monthly. The amendment and restatement reduces permitted unsecured debt from $25 million to $15 million and permitted joint venture investments from 30% of tangible net worth to 25% of tangible net worth and, in the case of our Nevada building region, eliminates until September 1, 2007 the pre-existing requirement that the number of speculative housing units owned by us, as June 30, 2007, not exceed a maximum of 35% of our housing unit closings in such region during the previous 12-month period. Prior to the amendment and restatement, we were in default of the inventory restriction as of June 30, 2007 due to our ownership of an excessive number of speculative housing units in Nevada.

The amendment and restatement requires that the senior credit facility be secured by all properties to be included in the borrowing base for the senior credit facility and related assets and prohibits the incurrence of any additional secured debt. In this regard, in contrast to the previous calculation method for the borrowing base, the property of certain non-wholly owned subsidiaries cannot be included in the borrowing base calculation unless and until such subsidiaries are able to guarantee the senior credit facility (on a secured basis) which will be subject to the consent of minority interest holders and there is no assurance that we would be able to obtain such consent. New properties that are proposed to be included as borrowing base property would also be mortgaged and pledged to secure the senior credit facility and also would need to satisfy specified parameters or otherwise be approved by the majority lenders. As of June 30, 2007, the effect of the removal of the property of such non-wholly owned subsidiaries from the borrowing base calculation upon our liquidity would have been to reduce our liquidity from $159 million to $155 million. As of June 30, 2007, we had $358 million of borrowings under the senior credit facility at an effective interest rate of 7.09% and, after calculating the borrowing base limitation based on removal of the property of such non-wholly owned subsidiaries, would have had additional availability of approximately $106 million. Finally, the amendment and restatement provides that the applicable interest margins are subject to increase by 0.375% to 0.875% in the event that liquidity (as defined above) is more than $50 million but less than or equal to $100 million.

As of and during the three and nine months ended June 30, 2007, we were in compliance with the covenants of our senior credit facility as amended and restated.

In November 2006, we entered into a two year interest rate cap agreement to protect $100 million of our borrowings from sharp increases in the prevailing short-term interest rates. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum.

We are party to senior secured project-specific acquisition, development and construction loans. These loans bear interest at a floating rate ranging from LIBOR to LIBOR plus 2.25% with maturities generally tied to the sale of the underlying inventory. As of June 30, 2007, we had $33 million outstanding related to these project-specific acquisition, development and construction loans.

We are party to several unsecured loan agreements that fund our operations on an ongoing basis. In addition, KH Financial, L.P., our wholly owned mortgage subsidiary, is party to a $5 million warehouse line of credit, used to fund its mortgage origination operations. This facility bears interest at a floating rate equal to LIBOR plus 2.25%, and as of June 30, 2007 there were no amounts outstanding under the warehouse facility.

We are also party to a $100 million flexible early purchase facility agreement which allows us to sell qualifying mortgage loans to the holder of the flexible early purchase facility after such loans have been originated subject to our obligation to sell the loan to an investor in the secondary market. At June 30, 2007, the facility held $35.5 million of loans sold by KH Financial, L.P.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings under our senior credit facility, will be sufficient to meet our operating expenses and capital expenditures and service our debt requirements over the next twelve months. However, our ongoing ability to meet our substantial debt service and other obligations, including compliance with financial covenants in our senior credit facility and senior subordinated notes, will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as the continued deterioration in the homebuilding industry, economic conditions in the markets where we operate and pressure from competitors. Our current levels of cash flow have not been sufficient to allow us to pay principal and interest on our debt, including our senior credit facility and senior subordinated notes, support our operations and meet our other obligations without continued reliance upon additional borrowings under our senior credit facility. If we do not have enough money, or access to additional borrowings, or are unable to maintain compliance with financial covenants in our senior credit facility and senior subordinated notes, we may be required to seek to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our senior credit facility and the indenture for our senior subordinated notes, may restrict us from pursuing any of these alternatives.

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

The following summarizes our aggregate contractual commitments at June 30, 2007:

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable (1)	$788,604	$59,734	$476,010	$42,199	$210,661
Operating leases	9,452	2,627	4,662	1,674	489
Purchase obligations (2)	43,632	1,777	41,855
Total	$841,688	$64,138	$522,527	$43,873	$211,150

(1)             Includes our senior subordinated notes, senior credit facility, other homebuilding debt, and related interest payments for the life of the debt. Interest on variable rate obligations is based on rates effective as of June 30, 2007.

(2)             Represents obligations under land option agreements and purchase contracts with specific performance provisions, net of cash deposits.

Under the terms of our stock option plans, we may be required to purchase shares of our common stock at fair market value, including shares issuable under outstanding options or deferred stock units, from certain of our directors, executive officers and other key employees, in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, involuntary termination or retirement. As of June 30, 2007, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been $17.4 million in the event that all of these obligations were triggered. Our ability to satisfy our repurchase obligations is subject to certain limitations set forth in the Trust Indenture governing the senior subordinated notes. In addition, under the terms of David K. Hill’s employment agreement, if Mr. Hill’s employment is terminated by reason of his death or permanent disability, his family trust may request us to purchase up to 500,000 shares of common stock of the Company, and upon receipt of such request we will reasonably determine in our sole discretion how many shares to purchase in light of our financial condition and prospects and the limitations, restrictions and constraints in our loan and financing arrangements at the time. The purchase price payable by us will be the fair market value at that time.

We are contingently liable to banks and financial institutions for approximately $49 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land purchase contracts. Approximately $2.7 million of the outstanding letters of credit have been issued by a wholly owned subsidiary. At June 30, 2007, we had committed to fund approximately $30.4 million in mortgage loans to homebuyers at agreed-upon rates. We have entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

Land and Lot Position and Homes in Inventory

At June 30, 2007, we owned and controlled 21,240 lots, approximately 35% of which were pursuant to option agreements and purchase contracts. The following is a summary of our land/lot position as of June 30, 2007:

Number of lots
Finished lots owned	4,974
Lots under development owned	8,777
Total lots owned (1)	13,751
Lots controlled under option agreements and purchase contracts (2)	7,489
Total land/lots controlled	21,240

(1)             Includes 2,068 lots that have been identified as held for sale, which we intend to sell and are actively marketing for delivery within the next 12 months.

(2)             Includes 1,895 lots included in inventory not owned which were consolidated under the accounting guidance of FIN 46R and 1,832 lots that we expect to purchase from unconsolidated entities in which we have an investment as an equity member.

Off-Balance Sheet Arrangements

Our primary use of off-balance sheet arrangements is to secure desirable lots on which to build homes in a manner that we believe reduces the overall risk to us. Our off-balance sheet arrangements relating to our homebuilding operations include land option agreements and purchase contracts and joint ventures.

Land option agreements and purchase contracts

In the ordinary course of business, we enter into option agreements and purchase contracts to secure land for the construction of homes. These agreements generally require us to pay a deposit to the seller as consideration for the right to acquire land during a specified period, usually at predetermined prices. Some of these option agreements and purchase contracts contain specific performance clauses, which require us to purchase the land upon satisfaction of certain requirements. Otherwise, our liabilities under option agreements and purchase contracts are generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. Below is a summary of the aggregate exercise price of all option agreements and purchase contracts as of June 30, 2007:

(Dollars in thousands)	Aggregate exercise price of land options (1)
Option agreements and purchase contracts with specific performance	$1,777
Options agreements and purchase contracts without specific performance (2)	264,599
Total option agreements and purchase contracts	$266,376

(1)             Excludes $49 million of purchase obligations related to inventory not owned included on our condensed consolidated balance sheets at an initial fair value of $38 million, of which $42 million of the purchase obligations contains specific performance obligations.

(2)             Includes $145 million related to purchases from joint ventures in which we have an investment balance of $34 million as of June 30, 2007. These investments are recorded in investments in and advances to unconsolidated entities on our condensed consolidated balance sheets.

Given the continued deterioration in market conditions and uncertainty about the timing and pace of any recovery, we have tightened our land acquisition criteria and are working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices. If we are unable to obtain satisfactory terms, we will not exercise our land option agreements and will abandon our earnest money if contractually obligated to do so. During the three and nine months ended June 30, 2007, we wrote-off $0.3 million and $7.8 million of costs related to the abandonment of land option contracts. We expect to exercise all of our land option agreements and purchase contracts with specific performance obligations.

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

In the ordinary course of business, we periodically enter into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, in which our current interests range from 6% to 49%. We account for our interest in these joint ventures under the equity method, and our condensed consolidated balance sheets include investments in and advances to joint ventures totaling $46.2 million and $48.2 million at June 30, 2007 and September 30, 2006, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At June 30, 2007 and September 30, 2006, our unconsolidated joint ventures had outstanding third party borrowings of $908 million and $865 million, respectively. From time to time we have issued repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require us to repay debt of the joint venture in the event of a payment default or in the event that the debt of the joint venture exceeds the value of the property securing the debt. At June 30, 2007 and September 30, 2006, we had guarantees of $98.8 million and $74.3 million, respectively, related to the outstanding indebtedness of these joint ventures.

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

Backlog

Our sales contracts require cash deposits in line with local market practices and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered “backlog”. We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract; however, these homes are excluded from backlog until a sales contract is signed. At June 30, 2007, we had 257 completed homes in inventory without sales contracts which represented 17% of our total home inventory. Our cancellation rates for the three months ended June 30, 2007 and 2006 were 29% and 30%, respectively. Our cancellation rates for the nine months ended June 30, 2007 and 2006 were 26% and 28%, respectively.

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

•                          continued deterioration in homebuilding industry;

•                          availability and affordability of mortgage financing;

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. As of June 30, 2007, we had a total of $397 million of floating rate debt outstanding, including our senior credit facility and other facilities. Borrowings under these facilities generally bear interest based on applicable margins plus LIBOR or an alternate base rate. Holding our variable rate debt balances constant as of June 30, 2007, each one percentage point increase in interest rates would result in an increase in interest incurred for the next twelve month period of approximately $4.0 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during the twelve month period ended June 30, 2007 would have resulted in an increase in interest incurred of approximately $3.3 million.

Currently, we hedge exposure on $100 million of our variable rate debt from interest rate fluctuations through the use of an interest rate cap. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum. We do not enter into or hold derivatives for trading or speculative purposes.

Item 4.     Controls and Procedures.

Disclosure controls and procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 other than the inclusion of the risk factors listed below. The risk factors disclosed in our Annual Report on Form 10-K as amended by this report, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that are deemed to be immaterial also may materially adversely affect our business, financial condition or results.

The homebuilding industry continues to experience deteriorating conditions that may continue for an indefinite period and may further adversely affect our business and results of operations compared to prior periods.

The U.S. homebuilding industry as a whole continues to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. The rapid increase in new and existing home prices in our markets over the past several years reduced housing affordability and tempered buyer demand. In particular, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell the residential property they had earlier acquired. These trends resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, advertising expenses, broker commissions and price concessions to close home sales compared to the past several years all of which negatively impacted margins.

Reflecting these demand and supply trends, we, like many other homebuilders, experienced a large drop in net new sales orders, a reduction in our margins, slower price appreciation for new homes sold, higher incentives and in many cases price declines. The homebuilding market may not improve in the near future, and it may weaken further. Continued weakness in the homebuilding market would have an adverse effect on our business and our results of operations as compared to those of earlier periods.

The availability and affordability of residential mortgage financing could adversely affect our business, revenues and profitability.

The majority of our customers finance their purchases through mortgage financing obtained from us or other sources. Increases in interest rates or decreases in the availability of mortgage funds could cause a decline in the market for new homes as potential homebuyers may not be able to obtain affordable financing. In particular, because the availability of mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of financing could reduce our home sales and the lending volume at our mortgage subsidiary. Increased interest rates can also limit our ability to realize our backlog because our sales contracts typically provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing. Even if our potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. Interest rates currently are at one of their lowest levels in decades, and any future increases in interest rates could adversely affect our revenues and profitability.

During the first half of 2007, the mortgage market began to receive negative attention, resulting in tighter lending standards throughout the mortgage industry. This volatility in the mortgage market may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing home.

Item 3.   Defaults Upon Senior Securities.

As of June 30, 2007, we were in default of the inventory restriction of our senior credit facility due to our ownership of an excessive number of speculative housing units in Nevada. In August 2007, we amended and restated this senior credit facility as discussed in Part II, Item 5 of this report. The amendment and restatement provides a waiver to the limitation on speculative housing units allowed from June 30, 2007 until September 1, 2007.

Item 5.   Other Information.

(a)

Management Changes

On August 9, 2007, our Board of Directors elected C. Kenneth Love to the position of President and Chief Executive Officer, effective as of October 1, 2007. Beginning on October 1, 2007, David K. Hill will assume the new position of Executive Chairman, through which he will remain actively involved with us. Biographical and other important information with respect to Mr. Love required by Item 5.02(c) of Form 8-K is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and such information is incorporated by reference herein. In accordance with Mr. Love’s previously disclosed employment agreement, his base salary will be increased October 1, 2007 to an amount commensurate with his position of President and Chief Executive Officer and his equity-based compensation will be reviewed.

Mr. Hill is the founder of our Company, has been its Chief Executive Officer since its foundation and has had primary responsibility for our growth, profitability and success. Although Mr. Hill has expressed his desire to reduce his involvement in our day-to-day operations, it is in the best interests of the Company to ensure that Mr. Hill continues to play an active role in our management and business. As such, on August 10, 2007, we entered into an employment agreement with Mr. Hill. The agreement provides that, effective October 1, 2007, Mr. Hill will serve as Executive Chairman, Chairman of the Executive Committee of the Board of Directors and a director. The initial term of the agreement is from October 1, 2006 until October 1, 2011, and thereafter the agreement will renew automatically for one-year terms unless terminated by either party upon ninety days prior written notice. The agreement provides for a minimum base salary of $1,500,000 effective October 1, 2006 (which may be increased by us not less frequently than annually) and an annual bonus ranging from 120-160% of base salary subject to achievement of performance goals. In addition, the board has discretion to award an additional bonus based on factors that the board deems appropriate. If Mr. Hill’s employment is terminated by us without cause, by Mr. Hill for good reason, or by reason of Mr. Hill’s death or permanent disability, he is entitled to receive: (a) a lump sum payment equal to his base salary and target bonus earned but unpaid through the date of termination; (b)  periodic payments, for a period of three years, equal to the sum of (i) his then current base salary, and (ii) his target bonus in an amount equal to 120% of base salary; (c) continued coverage under our employee benefit and welfare plans for three years; and (d) if applicable, specified excise and other tax reimbursement payments. In addition, if Mr. Hill’s employment is terminated by reason of his death or permanent disability, his family trust may request us to purchase up to 500,000 shares of common stock of the Company, and upon receipt of such request we will reasonably determine in our sole discretion how many shares to purchase in light of our financial condition and prospects and the limitations, restrictions and constraints in our loan and financing arrangements at the time. The purchase price payable by us will be the fair market value at that time. The employment agreement also contains non-competition and non-solicitation provisions that continue for a period of three years after termination of Mr. Hill’s employment with us.

The above description of Mr. Hill’s employment agreement is qualified in its entirety by reference to the copy of the employment agreement filed herewith as Exhibit 10.1 and is incorporated herein by reference.

Amendments to By-Laws

Primarily to reflect the management changes discussed above, we amended our By-Laws on August 10, 2007. A copy of our amended and restated By-Laws is filed herewith as Exhibit 3.2.

Amended and Restated Senior Credit Facility

In December 2005, we entered into a new senior credit facility to finance our business operations. Proceeds of the new senior credit facility were used to retire our existing senior secured revolving credit facilities and substantially all of our other senior secured credit facilities. The senior credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. We have the right, without the consent of our lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior credit facility to exceed $700 million. The applicable borrowing base is determined regularly throughout the life of the senior credit facility. The composition of the borrowing base is limited to parameters set forth in the senior credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) is removed from the borrowing base if held beyond specified maturity dates. Borrowings under the senior credit facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon our senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the senior credit facility and is payable quarterly in arrears. Our obligations under the senior credit facility are subject to a number of customary financial and operating covenants.

In December 2006, we amended certain covenants in our senior credit facility. The covenants as amended, require us to: maintain a minimum tangible net worth of at least $300 million plus 50% of positive net income earned subsequent to September 30, 2006; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.0x (decreasing to 1.75x as of June 30, 2007 and increasing to 2.5x as of December 31, 2008); maintain a ratio of total debt to adjusted tangible net worth not to exceed 1.5x; maintain a ratio of total land (including undeveloped land, land under development and finished lots on which home construction has yet to begin) to adjusted tangible net worth not to exceed 1.5x; and maintain an interest coverage ratio of no less than 1.75x through December 31, 2006 (decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the senior credit facility). For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of our outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment).

On August 10, 2007, we amended and restated our existing senior credit facility. The terms of the amendment and restatement (summarized below) reflect current market conditions and related deterioration of our profitability. Fees payable in connection with the amendment and restatement totaled approximately $0.9 million.

The amendment and restatement permits us to ignore, for purposes of financial covenant calculations (but not for interest margin calculations), up to $40 million of tangible net worth reductions due to impairment and abandonment charges. The amendment and restatement suspends the interest coverage ratio covenant until March 31, 2009 and adds a minimum $25 million trailing four-quarter adjusted EBITDA requirement (as defined in the credit agreement) and a minimum $50 million liquidity requirement (defined as unrestricted cash, available borrowings under the senior credit facility and other available lines of credit and receivables from home closings). Liquidity is tested monthly. The amendment and restatement reduces permitted unsecured debt from $25 million to $15 million and permitted joint venture investments from 30% of tangible net worth to 25% of tangible net worth and, in the case of our Nevada building region, provides for a waiver until September 1, 2007 of the existing requirement that the number of speculative housing units owned by us, as June 30, 2007, not exceed a maximum of 35% of our housing unit closings in such region during the previous 12-month period.

The amendment and restatement requires that the senior credit facility be secured by all properties to be included in the borrowing base for the senior credit facility and related assets and prohibits the incurrence of any additional secured debt. In this regard, in contrast to the previous calculation method for the borrowing base, the property of certain non-wholly owned subsidiaries cannot be included in the borrowing base calculation unless and until such subsidiaries are able to guarantee the senior credit facility (on a secured basis) which will be subject to the consent of minority interest holders and there is no assurance that we would be able to obtain such consent. New properties that are proposed to be included as borrowing base property would also be mortgaged and pledged to secure the senior credit facility and also would need to satisfy specified parameters or otherwise be approved by the majority lenders. As of June 30, 2007, the effect of the removal of the property of such non-wholly owned subsidiaries from the borrowing base calculation upon our liquidity would have been to reduce our liquidity from $159 million to $155 million. As of June 30, 2007, we had $358 million of borrowings under the senior credit facility at an effective interest rate of 7.09% and, after calculating the borrowing base limitation based on removal of the property of such non-wholly owned subsidiaries, would have had additional availability of approximately $106 million. Finally, the amendment and restatement provides that the applicable interest margins are subject to increase by 0.375% to 0.875% in the event that liquidity (as defined above) is more than $50 million but less than or equal to $100 million.

The above description of the amended and restated credit facility is qualified in its entirety by reference to the copy of the Credit Agreement filed herewith as Exhibit 10.2 and is incorporated herein by reference.

(b)  Not applicable.

Item 6.      Exhibits.

Exhibits

3.2	By-Laws of Kimball Hill, Inc. (Amended and Restated as of August 10, 2007).

10.1	Employment Agreement, dated August 10, 2007, by and between Kimball Hill, Inc. and David K. Hill.

10.2

Amended and Restated Credit Agreement, dated August 10, 2007, by and among Kimball Hill, Inc., the guarantors named therein, the lenders from time to time party thereto, Harris, N.A., Bank of America, N.A., KeyBank National Association, Wachovia Bank, National Association, Harris Nesbitt and Banc of America Securities, LLC.

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

KIMBALL HILL, INC.
Registrant

Dated August 14, 2007	/s/ DAVID K. HILL
David K. Hill
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated August 14, 2007	/s/ EUGENE K. ROWEHL
Eugene K. Rowehl
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.2	By-Laws of Kimball Hill, Inc. (Amended and Restated as of August 10, 2007).

10.1	Employment Agreement, dated August 10, 2007, by and between Kimball Hill, Inc. and David K. Hill.

10.2

Amended and Restated Credit Agreement, dated August 10, 2007, by and among Kimball Hill, Inc., the guarantors named therein, the lenders from time to time party thereto, Harris, N.A., Bank of America, N.A., KeyBank National Association, Wachovia Bank, National Association, Harris Nesbitt and Banc of America Securities, LLC.

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