Form 10-K
period 2007-09-30
Kimball Hill, Inc.
filed 2008-01-15
CIK 1357062

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 333-133278

KIMBALL HILL, INC.
(Exact name of Registrant as specified in its charter)

Illinois	36-2177380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5999 New Wilke Road, Suite 504 Rolling Meadows, Illinois	60008
(Address of principal executive offices)	(Zip code)

(847) 364-7300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of March 31, 2007, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public trading market for the registrant's equity securities.

As of November 30, 2007, there were 4,385,898 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

KIMBALL HILL, INC. AND SUBSIDIARIES

FORM 10-K

Certain statements included in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our current expectations or forecasts of future events, and no assurance can be given that the results described in this report will be achieved. You can identify these forward-looking statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate", "believe", "estimate", "expect", "forecast", "goal", "intend", "objective", "plan", "projection", "seek", "strategy", or other words and terms of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to known or unknown risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described in Item 1, "Business", Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. We do not undertake any obligation or duty to update forward-looking statements.

PART I

Item 1.    Business

Our company

We are one of the largest privately-owned homebuilders and one of the 30 largest homebuilders in the United States, as measured by home deliveries and revenues. We design, build and market single-family detached, single-family attached and multi-family homes. Since we were founded in 1969, we have delivered over 48,000 homes to a broad range of customers, including first-time buyers and first-and second-time move-up buyers. Throughout this period, we have grown our business organically and we currently operate within 12 markets, including, among others, Chicago, Dallas, Ft. Worth, Houston, Las Vegas, Sacramento and Tampa, in five regions: Florida, the Midwest, Nevada, the Pacific Coast and Texas. We operate in four of the top ten and ten of the top 30 residential housing markets in the United States based upon 2006 single-family housing new construction permits as measured by the United States Census Bureau.

Market conditions for new home sales have deteriorated significantly throughout our fiscal year as inventory levels of both new and existing homes have continued to climb and price competition placed pressure on already strained profit margins. During the year ended September 30, 2007, we recognized a net loss of $220.5 million and incurred negative cash flows from operations of $17.1 million. Included within our net loss are inventory impairment charges of $240.0 million which have significantly impacted the reported values of our inventory and shareholders' equity.

As of September 30, 2007, we were not in compliance with certain of the amended covenants of our senior credit facility, including the covenant requiring us to maintain a minimum tangible net worth (as defined in the senior credit facility). Our failure to meet these covenants allows the lenders under our senior credit facility to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. An acceleration under our senior credit facility would also trigger a cross-default under the indenture governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes. In addition, certain other credit facilities within our joint ventures to which we have provided guarantees include provisions for acceleration or events of default in the event of a default under our senior credit facility.

We have begun discussions with our bank group to seek a temporary waiver of the breached covenants and to amend our senior credit facility. The bank group has not provided formal assurance that we will be able to amend our senior credit facility upon reasonable terms, or at all. Nonetheless, there has been no indication that it intends to accelerate amounts due under the facility, and discussions with our lenders regarding an amendment are active and ongoing. Our ability to continue as a going concern is dependent upon our ability to return to profitable operations in the future and to retain the necessary financing to meet our obligations and pay our liabilities when they come due.

Due to the uncertainties mentioned above, there are substantial doubts about whether we will be able to continue as a going concern, and therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. See notes 1 and 7 to our consolidated financial statements.

Our history

We were founded in 1969 by David K. Hill in Rolling Meadows, Illinois, where we remain headquartered. David Hill's father, D. Kimball Hill, started building homes in 1939 and grew the business in the post-World War II era to help his fellow veterans find the affordable, quality housing they needed. His vision is largely responsible for building the city of Rolling Meadows. David Hill began building Kimball Hill Homes upon the same solid foundation of value and caring that his father utilized. David Hill, our Executive Chairman, together with members of his immediate family, beneficially owns approximately 71% of our common stock. Kimball Hill, Inc. was incorporated in Illinois in 1950.

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

  •
  Austin, TX, Cleveland, OH and Las Vegas, NV in 1996;

  •
  Dallas, TX, Ft. Myers, FL, Ft. Worth, TX, Naples, FL, Sarasota, FL and Tampa, FL in 1997;

  •
  Milwaukee, WI in 2000; and

  •
  San Antonio, TX in 2003.

Since March 2006, we have exited the following markets:

  •
  Cleveland, OH in 2006;

  •
  Milwaukee, WI, Naples, FL, Portland, OR and Vancouver, WA in 2007.

Financial information about segments

Financial information regarding our homebuilding and mortgage banking segments is included in note 14 to our consolidated financial statements included elsewhere herein.

Our business strategy

In the long-term, we continue to find the fundamentals and growth opportunities within the domestic homebuilding industry attractive. We have established homebuilding operations in many of the most active housing markets in the United States. We believe the long-term demographic trends of the markets in which we compete are favorable and when combined with our variety of products, broad customer base and geographic diversity will reduce the impact of cyclical downturns and provide for long-term growth potential. We believe the experience and depth of our senior management team enables us to evaluate and capitalize on market opportunities and to adjust to changing national, regional and local business conditions.

Over the past year, market conditions for new home sales have become considerably more difficult than had been experienced over the past decade. Both the breadth and pace of market deterioration have been greater than anticipated, given the relatively strong broader economic backdrop. Given the significant market deterioration and uncertainty about the timing and pace of any recovery, we have adopted a strategy to manage our business through this current downturn. Our strategy focuses on:

  •
  tailoring our product offerings and option packages to address affordability constraints;

  •
  refining our pricing strategy to achieve the proper balance between sales pace and profitability and to reduce the number of completed but unsold homes;

  •
  providing our customers access to a variety of mortgage products with which they can finance their home purchase;

  •
  renegotiating with vendors and independent contractors to manage our construction costs;

  •
  sizing our operating structure to match our perception regarding market conditions currently and into the foreseeable future;

  •
  retaining key members of our senior management, regional presidents and other key employees to ensure continuity in our operations;

  •
  tightening land acquisition criteria and working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices;

  •
  marketing and selling lots to generate cash and reduce our overall land holdings; and

  •
  managing our debt and interest costs and maximizing our liquidity.

Our markets and products

We compete in the approximately $320 billion domestic market for new homes. The new home industry is cyclical and has experienced considerable deterioration over the past two years in terms of unit sales, housing permits and average base sales price after several years of significant growth. We believe this deterioration is the result of home affordability constraints, increased competition from both new homes and the resale of existing homes and decreasing consumer sentiment as prospective home buyers are concerned about future price reductions. Further, we believe the turmoil in the mortgage market has negatively impacted the availability of mortgage financing for potential home buyers. Over the long-term, however, we believe our markets will benefit from continued population growth, household formation, population shifts, low mortgage rates coupled with tax incentives for homeowners and a relatively stable economy.

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

We target customers through a wide array of home products such as single-family attached, single-family detached and multi-family homes with mixed price points depending on customer desires and local market conditions. While offering a wide variety of products, we have focused on, and will continue to focus on, our historical customer base, which includes first-time buyers, and first- and second-time move up buyers. During fiscal 2007, the average sales price of homes delivered was $257,000, which represents a 7.2% decrease from fiscal 2006. Base sales prices for actively selling projects in fiscal 2007 ranged from $100,000 to $700,000.

The following table includes key metrics for our 12 active markets within our five geographic regions:

	Florida	Midwest	Nevada	Pacific Coast	Texas	Total	United States

Market information:
Annual single-family building permits:
2002	31,600	33,900	22,100	23,300	94,500	205,400	1,332,600
2003	37,700	35,800	27,400	25,100	106,300	232,300	1,460,900
2004	49,000	35,800	31,700	24,800	120,200	261,500	1,613,400
2005	61,200	37,500	30,500	22,100	132,700	284,000	1,682,000
2006	39,000	28,600	21,600	12,200	130,200	231,600	1,378,200
CAGR (2002-2006)	5.8%	(2.0)%	(0.3)%	(8.2)%	8.4%	4.2%	2.2%
Population data:
2005 population	3,862,000	9,447,000	1,709,000	2,707,000	14,518,000	32,243,000	296,507,000
2006 population	3,952,000	9,506,000	1,777,000	2,740,000	15,000,000	32,975,000	299,398,000
2006 population growth rate	2.3%	0.6%	4.0%	1.2%	3.3%	2.3%	1.0%
Kimball Hill information: ($ in thousands)
2007 sales of residential units and land	$90,326	$145,219	$178,616	$117,152	$299,885	$831,198	—
% of Kimball Hill sales of residential units and land	10.9%	17.4%	21.5%	14.1%	36.1%	100.0%	—
Backlog units at 9/30/07	74	153	48	57	261	593	—
% of Kimball Hill total backlog units	12.5%	25.8%	8.1%	9.6%	44.0%	100.0%	—
Average sales price of homes delivered	$253,000	$341,400	$370,000	$400,200	$175,800	$253,500	—

Source for market information: United States Census Bureau

Land management

As of September 30, 2007, we owned and controlled 18,815 lots (12,654 of which we owned and 6,161 of which we controlled under option agreements and purchase contracts). Given the recent market deterioration and uncertainty about the timing and pace of any recovery, we have tightened our land acquisition criteria and are working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices. While our principal focus is the construction and sale of single-family and for-sale multi-family residential housing, we sell residential lots or land to balance our overall investment in land or when we perceive an attractive market opportunity. Revenue from these land sales was $58.9 million in fiscal 2007 and $30.5 million in fiscal 2006. We expect revenue from the sale of residential lots and land to increase in fiscal 2008 as we continue to seek to match our land investment to current and foreseeable market conditions by selling certain land inventory that is not critical to our homebuilding operations over the next 24 months.

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

  •
  management's judgment as to the real estate market and economic trends, and our experience in particular markets;

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

We obtain control of land through a variety of structures, including option agreements and purchase contracts or joint ventures. As of September 30, 2007, we had $3.2 million in cash deposits, excluding $0.7 million of cash deposits related to inventory not owned included in our consolidated balance sheet, and $1.4 million in letter of credit deposits on real estate under option agreements and purchase contracts. We controlled 6,161 lots through option agreements and purchase contracts as of September 30, 2007, which represents 33% of our land supply.

Generally, we secure undeveloped land with option agreements and purchase contracts that allow us to defer the commitment to purchase until after all necessary zoning approvals and entitlements have been obtained. The term "entitlements" refers to development agreements, tentative maps or recorded plats, which in each case minimize the chance that we will be unable to obtain all required building permits during the development and construction process. Although we purchase larger or smaller parcels in some of our markets when local conditions and opportunities dictate, we generally seek to develop parcels with sizes sufficient to support a four-year life cycle. Our largest homebuilding project is in the Midwest region on which we are developing land and currently intend to construct and sell approximately 1,200 homes over the next six years. We are further obligated to purchase additional land, which is approved for an additional 1,500 homes, at various dates beginning in March 2009.

We conduct certain of our land development operations, including site planning and engineering as well as the construction of road, sewer, water, utilities, drainage, recreation facilities and other refinements, through independent contractors in each of our local markets. Our land development operations also include the establishment of design and marketing concepts for each project, including determining the range of sizes, styles and prices for the homes. We also determine street layout, individual lot size and layout and overall community design. The product line offered in each project depends upon many factors, including the existing housing in the area, the needs of the market and our lot costs.

Construction operations

We typically hire independent contractors on a community-by-community or reasonable geographic-proximity basis to complete construction at a fixed price. Occasionally, we enter into longer-term contracts with independent contractors and suppliers if we can obtain more favorable terms. Our construction managers and field superintendents coordinate and supervise the activities of independent contractors and suppliers, and subject this work to quality and cost controls while monitoring compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes and we do not maintain significant inventories of construction materials, except for work-in-process materials for homes under construction. When possible, we negotiate price and volume discounts with manufacturers and suppliers to take advantage of production volume. Agreements with our vendors and independent contractors are generally entered into after a competitive bidding process. In connection with this competitive bidding process, we obtain information from prospective independent contractors and vendors with respect to their financial condition and overall abilities to perform. Prices for these goods and services may fluctuate due to various factors, including supply and demand shortages that may be beyond the control of our vendors. We believe that we have good relationships with our suppliers and independent contractors.

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

Sales and marketing

We use advertising and other promotional programs, our website at www.kimballhillhomes.com, magazine and newspaper advertisements, brochures, direct mailings and the placement of strategically located signs in the immediate areas of our developments, to generate interest in new and existing communities.

We use furnished model homes to demonstrate the advantages of our home designs and various features to prospective homebuyers. We generally contract with interior and landscape designers to create an attractive model home with many built-in options for each product line within a project. We generally build between one and four model homes for each actively selling community, depending upon the number of homes to be built and the range of products to be offered within the project. As of September 30, 2007, we owned 128 model homes and leased 39 model homes under sales-leaseback agreements.

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

Customer relations, quality control and warranty programs

We believe that positive customer relations and an adherence to stringent quality control standards are fundamental to our continued success. A Kimball Hill construction manager or project superintendent and a customer relations representative generally oversee compliance with quality control standards for each community. Our quality control team performs the following tasks:

  •
  oversees home construction;

  •
  supervises independent contractor and supplier performance;

  •
  reviews the progress of each home and conducts formal inspections as specific stages of construction are completed; and

  •
  updates buyers regularly on the progress of their homes.

We believe we differentiate ourselves from many of our competitors by offering our customers a two-year limited warranty on workmanship and building materials and a ten-year warranty with respect to structural defects. As independent contractors usually provide an indemnity and a certificate of insurance before beginning work, claims relating to faulty workmanship and materials are generally the responsibility of our independent contractors.

Financial and title services

During fiscal 2007, we provided mortgage financing services to purchasers of our homes through our wholly-owned subsidiary, KH Financial, L.P. We captured 54% of the available business from purchasers of our homes, originating $385 million of mortgage loans. The mortgage loans originated by KH Financial, L.P. were sold to third parties after origination.

Due to the recent turmoil in the mortgage industry, credit standards have tightened and the availability of mortgage financing for our customers has been reduced. Our wholly-owned mortgage subsidiary has found it increasingly difficult to provide our home buyers with the competitive mortgage products needed to finance the purchase of their new home. Therefore, in October 2007, we entered into a definitive agreement with Wells Fargo Ventures, LLC, a wholly-owned subsidiary of Wells Fargo Bank, N.A., to form a joint venture that will operate as a full-service mortgage bank to our homebuilding customers. We have a 49.9% interest in the new venture and believe the new venture will provide competitive mortgage products to our customers and that the joint venture's cost structure will provide us with profit opportunities as the homebuilding market continues to work through this down cycle. We will assume no underwriting risk in this new venture. Our wholly-owned mortgage subsidiary will cease operations during the second fiscal quarter of 2008.

We also provide title services to our customers through joint ventures with unaffiliated third parties. These joint ventures provide title insurance policies and examination and closing services to purchasers of our homes. We assume no underwriting risk associated with the title policies.

Employees

At September 30, 2007, we had 748 full-time employees, including 249 in management and administration, 157 in sales and marketing, 63 in mortgage banking, 38 in land acquisition and development and 241 in construction and customer service operations. Our employees are not unionized, and we believe that we have good employee relationships.

Competition

The homebuilding industry is highly competitive and fragmented. We compete with large national homebuilding companies and smaller regional and local homebuilders. We also face competition from existing home resales (including the growing number of foreclosed homes offered at substantially reduced prices) and, to a lesser extent, condominiums and rental housing. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled independent contractors. The continued market deterioration has increased the competitive use of sales price reductions to generate new home orders, thereby placing additional pressure on sales volume and gross profit.

Seasonality

Our homebuilding operating cycle typically reflects increased new order activity in our second and third fiscal quarters and increased deliveries in our third and fourth fiscal quarters. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall, as well as the scheduling of paving and construction to accommodate seasonal weather conditions. However, the historical norms have been disrupted in recent years as a result of the continued deterioration in market conditions.

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

We could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, "no growth" or "slow growth" initiatives or building permit allocation ordinances, which could be implemented in the future.

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

Available information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission ("SEC"). These filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item 1A.    Risk Factors

Discussion of our business and operations included in this report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. In addition to the risks described below, there may be additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may become material risks. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

The homebuilding industry continues to experience deteriorating conditions that may continue for an indefinite period and may further adversely affect our business and results of operations compared to prior periods.

The U.S. homebuilding industry as a whole continues to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale (including as a result of the growing number of foreclosures). The rapid increase in new and existing home prices in our markets over the past several years reduced housing affordability and tempered buyer demand. In particular, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell the residential property they had earlier acquired. These trends resulted in overall fewer new home sales, greater cancellations of home purchase agreements by buyers and higher inventories of unsold homes. Reflecting these demand and supply trends, we, like many other homebuilders, experienced, and continue to experience: a large drop in net new sales orders; a reduction in our margins as a result of the increased use of price discounts and other sales incentives, marketing and advertising programs, and third party real estate brokers; slower price appreciation for new homes sold and in many cases price declines. The homebuilding market may not improve in the near future, and it may weaken further, all of which could negatively impact our margins. Continued weakness in the homebuilding market has had and will continue to have a material adverse effect on our business and our results of operations.

Our financial statements have been prepared assuming that we will continue as a going concern. However, if we do not return to profitable operations in the future and retain the necessary financing to meet our obligations and pay our liabilities when they come due, we may have to liquidate assets or curtail our operations.

The factors described in this Annual Report on Form 10-K, including in the footnotes to our consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. In addition, our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended September 30, 2007. We also cannot assure you that we will be able to return to profitable operations in the future and retain the necessary financing to meet our obligations and pay our liabilities when they come due. If we cannot return to profitable operations and/or retain the necessary financing on acceptable terms, we will need to liquidate assets or substantially curtail our operations and an investor could suffer the loss of a significant portion or all of its investment in Kimball Hill.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have substantial indebtedness. As of September 30, 2007, we had $563.7 million of indebtedness. In addition, subject to restrictions in our senior credit facility and the indenture for our senior subordinated notes, we may incur substantial additional indebtedness. The high level of our indebtedness could have important consequences, including the following:

  •
  additional financing for working capital, land acquisition, building costs, other capital expenditures or general corporate purposes (including debt service) may not be available to us;

  •
  we will need to use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available to us for other purposes;

  •
  we have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

  •
  we will be more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the money to pay our expenses and to pay the principal and interest on our indebtedness from cash flow from our operations, as supplemented by additional borrowing under our senior credit facility as necessary and available. Our ability to meet our expenses thus depends on our future performance and continued funding availability under our senior credit facility, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do any of these on terms acceptable to us, if at all. The terms of existing or future debt agreements, including our senior credit facility and the indenture for our senior subordinated notes, may restrict us from pursuing certain alternatives. In addition, increased debt levels, decreased earnings and/or continuing deterioration in the U.S. homebuilding market could result in further downgrades in our credit ratings, which, in turn, could impede access to additional borrowings and/or raise our debt borrowing costs.

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

We are not in compliance with the financial covenants contained in our senior credit facility. If we are unable to enter into an amendment or waiver of such financial covenants, we will be unable to borrow additional amounts and may be forced to declare bankruptcy.

Our existing, and any future, senior credit facilities require us to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. Our ability to meet those financial ratios and financial tests may be affected by events beyond our control, including the continued deterioration in market conditions. At September 30, 2007, we were not in compliance with certain of the covenants, limitations and restrictions under our existing senior credit facility, including the covenant requiring us to maintain a minimum tangible net worth (as defined in our senior credit facility). As a result of this non-compliance or upon our failure to comply with any of the covenants in the future, we are currently unable to borrow additional amounts under our senior credit facility, and the lenders under our senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. An acceleration under our senior credit facility would also trigger a cross-default under the indenture governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain payment blockage periods. Our assets may not be sufficient to repay in full such indebtedness or any other indebtedness. In addition, any default under the senior subordinated notes, our senior credit facility or the instruments governing our other indebtedness (including certain guaranteed indebtedness) would or could constitute a cross-default under one or more of our senior subordinated notes, our senior credit facility and other debt instruments. If an event of default under one or more debt instruments was to occur, and we are unable to find alternative financing or obtain a waiver, we may not have sufficient assets to repay the outstanding debt that is accelerated. Further, any subsequent senior credit facilities we enter into, as well as any other agreements we may enter into in the future governing our indebtedness, may impose additional restrictions on us, any of which may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. We have begun discussions with our bank group regarding amending our senior credit facility. The bank group has not provided formal assurance that we will be able to obtain a waiver or amend our senior credit facility upon reasonable terms, or at all.

We face substantial inventory risk.

The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, we may purchase and develop land on which we cannot profitably build and sell homes and we may not be able to resell that land at prices sufficient to cover our costs. The market value of land, building lots and housing inventories has, and is expected to continue to, fluctuate significantly as a result of deteriorating market conditions in the United States homebuilding market and the measures we employ to manage inventory risk may not be successful. Further, the volume of land inventory currently being sold by us and other homebuilders is substantial and may have an adverse effect on our ability to sell such land at favorable prices, or at all. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. As a result of continuing changes in economic or market conditions, we may have to continue to sell homes at significantly lower margins or at a loss.

Fluctuations in real estate values may require us to adjust the book value of our real estate assets and may limit our access to borrowings under our senior credit facility.

The value of real estate is subject to significant fluctuations. Although we have generally developed parcels ranging from 100 to 300 lots, on a strategic basis we, from time to time, purchase larger parcels of land. In some cases, we acquire these parcels with a joint venture partner, and in others we purchase them ourselves with the intent to develop lots for our homebuilding operations and for resale to others. Since real estate values are subject to significant fluctuations, the deterioration of economic conditions in our markets could require us to further write down the value of our owned real estate. During fiscal 2007 and 2006, we recorded impairment charges of $240.0 million and $25.8 million based on our intended use of particular assets at the time of our review. Changes in our intended use or further deterioration in market conditions could have a significant impact on the carrying value of our assets, and could lead to further impairment charges and limit our access to new borrowings and trigger repayment requirements for existing borrowings under our senior credit facility, each of which could have a material adverse effect on our financial condition and operating results and our ability to maintain compliance with the financial covenants in and other requirements of our senior credit facility.

Borrowing limits under our senior credit facility are subject to redetermination.

Our senior credit facility has a maximum availability of $500 million, subject to a borrowing base. The borrowing base is redetermined monthly and is based on the lesser of book value and appraised value of our inventory, which generally consists of land holdings, home sale contracts and finished and unfinished homes. As of September 30, 2007, we had $323 million of outstanding borrowings under our senior credit facility and, after calculating the borrowing base limitation, had additional availability of approximately $82 million. We are currently undergoing an appraisal process with respect to a substantial portion of our land-based inventory. In the event our then-redetermined borrowing base is reduced, our availability will also be reduced. In addition, if our then-redetermined borrowing base is less than our outstanding borrowings under the facility, we are required to immediately repay the deficit. Our operations are funded, in part, from borrowings under our senior credit facility. If we are unable to continue borrowing under our senior credit facility and if we cannot obtain alternate borrowing sources at commercially reasonable rates, or if we are required to repay debt under our senior credit facility as a result of a downward borrowing base redetermination, we may not be able to continue our operations without substantial disruptions, or at all.

The indenture for our senior subordinated notes and other debt agreements impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking certain corporate actions.

Our senior subordinated notes impose significant operating and financial restrictions on us. These restrictions limit our ability and that of our restricted subsidiaries among other things, to:

  •
  incur additional indebtedness;

  •
  make certain distributions, investments and other restricted payments;

  •
  create certain liens;

  •
  enter into transactions with affiliates;

  •
  merge, consolidate or sell substantially all of our assets; and

  •
  sell assets.

In addition, our senior credit facility contains many restrictive covenants similar to the covenants of the indenture for our senior subordinated notes but the covenants in the senior credit facility are generally more restrictive than those contained in the indenture for our senior subordinated notes.

The availability and affordability of residential mortgage financing could adversely affect our business, revenues and profitability.

The majority of our customers finance their purchases through mortgage financing obtained from us or other sources. Increases in interest rates or decreases in the availability of mortgage funds could cause a decline in the market for new homes as potential homebuyers may not be able to obtain affordable financing. In particular, because the availability of mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of financing could reduce our home sales and the lending volume related to our mortgage operations. Increased interest rates can also limit our ability to realize our backlog because our sales contracts typically provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing. Even if our potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing.

During 2007, the mortgage market received negative attention, resulting in tighter lending standards throughout the mortgage industry. As a result, the mortgage markets experienced significant disruption and, in particular, the market for "sub-prime" loans virtually disappeared when significant default rates on those loans became known to investors. This volatility in the mortgage market led to reduced investor demand for mortgage loans and mortgage-backed securities and to tightened credit requirements, which in turn made it more difficult for certain of our homebuyers to obtain financing. Some of our homebuyers experienced difficulty in obtaining mortgage loans or faced increased expense (in the form of higher interest rates and/or larger down payment requirements), which further reduced the demand for mortgage loans and, consequently, for new homes.

Our financial statements, which describe uncertainties related to our ability to continue as a going concern and include an audit report from our independent registered public accounting firm that refers to that uncertainty, reductions in our credit ratings and difficulty in obtaining sufficient capital and bonding could limit our ability to raise additional capital and result in delays in the completion of projects.

The homebuilding industry is capital intensive and the acquisition and development of land requires significant up-front expenditures and bonding to ensure the completion of our projects. Although our financials that refer to uncertainties related to our ability to continue as a going concern or reductions in our credit ratings may not have an immediate impact on the cost of debt or our liquidity, they may impact the cost of debt and liquidity over the near to medium term. If we continue to have financial statements that refer to uncertainties related to our ability to continue as a going concern or our credit ratings are not increased or if they are further reduced, our access to capital may be limited, which would have a material and adverse impact to our future access to capital. Our land acquisition, development and construction activities may be adversely affected if we are unable to finance our land purchases and development and construction activities at reasonable costs, or at all. Any difficulty in obtaining sufficient capital and bonding for planned development expenditures could result in lot shortages, project delays and cost increases, which could adversely affect our future operating results. If the market remains weak or deteriorates further, there can be no assurance that we will be able to maintain adequate bonding. In addition, our decreased earnings and the continuing deterioration in the homebuilding market could result in further downgrades in our credit ratings, which, in turn, could cause our bonding companies to (1) file financing statements to secure our assets or (2) require us to post collateral in order to obtain adequate bonding. Such actions by our bonding companies may further reduce our borrowing capacity under our senior credit facility or cause us not to be in compliance with the permitted lien covenant under our senior credit facility, all of which would or could have a material adverse impact on our liquidity.

If we are not able to develop our communities successfully, our results of operations will be adversely affected.

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

The homebuilding industry is highly competitive. We compete with large national homebuilding companies and smaller local homebuilders for, among other things, lots in premier locations, financing, raw materials, skilled independent contractors and customers. Many of our competitors have significantly greater financial, marketing, sales and manufacturing resources than we do. Industry consolidation may create larger and stronger competitors that may be able to compete more effectively against us. In addition, there may be new entrants in the markets in which we currently conduct business. Our potential customers may also choose to purchase or rent existing homes (including the growing number of foreclosed homes offered at substantially reduced prices), and as such we compete for sales with resales of existing homes and with available rental housing. The recent market deterioration has increased price competition to generate new home orders and increased the supply of new and existing homes that our potential customers may chose from, in each case placing additional pressure on profitability and our financial condition. If we are unable to compete effectively with other homebuilders, or if our homes are perceived to be less attractive values than existing homes or rental properties (including the growing number of foreclosed homes offered at substantially reduced prices), our operating results will be adversely impacted.

We depend on the availability and quality of independent contractors and raw materials at reasonable prices.

We rely heavily on the use of independent contractors in the construction of our homes. Since we generally do not enter into long-term contractual commitments with our contractors, our ability to deliver homes in a timely and cost-effective manner depends upon the availability of skilled contractors in our markets on an as-needed or project-by-project basis. Any material increase in the demand for contractors in any of our markets could result in construction delays or increased construction costs, resulting in reduced earnings. Further, the ongoing deterioration in the housing market may negatively impact our contractors, or other contractors in the homebuilding market. If a material amount of these contractors are forced to go out of business or change their cost structure, we would experience construction delays or increased construction costs, resulting in reduced revenue, cash flows and earnings.

In addition, while our contractors are generally responsible for procuring necessary building materials, we have from time to time experienced, and may in the future experience, shortages in lumber and other materials. Any future reduction in availability or increase in the cost of lumber or other raw materials could result in construction delays or cost increases, which could reduce our revenue, cash flows and earnings.

We depend upon the continued services of certain members of our senior management team and other key employees, without whom our business may be adversely affected.

Our future success depends, in part, on the efforts of our senior management team and other key employees. Our senior management team, led by David K. Hill, our Executive Chairman, and C. Kenneth Love, our President and Chief Executive Officer, has significant industry and general business experience, which may be difficult to replace. Our senior management team, regional presidents and other key employees possess operational, financial, sales, marketing and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more members of our senior management team or other key employees, our financial condition and operating results may be adversely affected. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace members of our senior management team or other key employees should the need arise.

High interest rates, changes in tax laws and inflation can adversely affect demand for our homes.

Increased interest rates would make it more difficult for both our customers and potential buyers of our customers' existing homes to secure adequate mortgage financing. If mortgage interest rates increase and the ability and willingness of prospective buyers to finance home purchases is adversely affected, our home sales revenues, gross margins and cash flows may be adversely affected.

Changes in federal income tax laws may affect demand for home ownership. For example, various proposals have been publicly discussed to limit an individual's real estate tax and mortgage interest deductions and to tax an individual on gain from the sale of a principal residence. Enactment of such proposals could have an adverse effect on home ownership and the homebuilding industry in general. No meaningful prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

We, like other homebuilders, may be adversely affected during periods of high inflation due to higher land, financing, labor and materials costs, which could cause our financial results to decline.

Our industry is vulnerable to changes in macroeconomic conditions in the markets and regions in which we operate.

Historically, changes in demand based on economic and market shifts and fluctuations in the availability and price of land, labor and raw materials have created changes in the prices of new homes, sales volumes and margins. We currently conduct all of our business within 12 markets in five regions (Florida, the Midwest, Nevada, the Pacific Coast and Texas). From time to time, one or more of these regions will account for a significant percentage of our gross homebuilding profit, primarily due to shifting market conditions among all of our regions. A downturn in one or more of these regions without corresponding growth in our other regions, could result in an overall decline in profitability. Furthermore, because we conduct our operations in specific markets and states within each of these regions, in the event of an economic downturn in one or more of the markets or states within a particular region, our sales activity in the entire region may be materially and adversely affected.

We are subject to potential expenses related to construction defect and home warranty claims that could adversely affect our financial performance.

Construction defect and home warranty claims are common in the homebuilding industry and can be costly. While we generally require our independent contractors and third party design professionals to indemnify us for liabilities arising from their work, these indemnities may be insufficient to cover construction defects and warranty claims for which we may be held liable. While we establish reserves for warranty claims, the reserves may from time to time be inadequate to cover our warranty costs. If conditions are such that the warranty reserves are inadequate, our earnings and cash flows may be materially reduced.

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

In this difficult insurance market, exposure to personal injury and property damage claims, as well as to losses resulting from natural disasters, is at historically high levels. For example, many lawsuits have been filed against homebuilders asserting claims for damage caused by the presence of mold in residential dwellings, some resulting in substantial monetary judgments or settlements. Our insurance may not cover all of the claims, including personal injury claims, to which we may become subject, as coverage of such claims may not be available on commercially reasonable terms, if at all. If we are unable to obtain adequate insurance coverage, substantial personal injury or other claims could materially impact our earnings and cash flows. Continued increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products in some of our regions (including the unavailability of or increased costs for flood or hurricane insurance), due to these and other factors will increase our operating costs and further increase our exposure to natural disasters and other causes of catastrophic loss, as well as personal injury and other claims.

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

We have contractual obligations to repurchase, upon termination of board membership or employment by reason of specified circumstances (including retirement, death or permanent and total disability), shares of our common stock then owned by stock option participants and recipients of deferred stock units (other than our Executive Chairman), including shares issuable pursuant to outstanding options or deferred stock units, at the fair market value of those shares at the time the obligations to repurchase become due. As of September 30, 2007, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been approximately $13.3 million in the event that all of these obligations were triggered. Our ability to satisfy our repurchase obligations is subject to certain limitations set forth in the indenture governing the senior subordinated notes. In addition, if Mr. Hill's employment is terminated by reason of his death or permanent disability, his family trust may request us to purchase up to 500,000 shares of our common stock, and upon receipt of such request we will reasonably determine in our sole discretion how many shares to purchase in light of our financial condition and prospects and the limitations, restrictions and constraints in our loan and financing arrangements at the time. The purchase price payable by us will be the fair market value at that time.

Utility shortages or price increases could have an adverse impact on our operations.

We rely heavily on the continued availability of fuel, water, electricity and other utilities at reasonable prices for our operations. Our markets have in the past experienced shortages in water or electrical power, requiring us to delay construction projects and/or incur additional construction costs. In addition, we have incurred increased utility costs in many of our markets, including significant additional costs due to recent increases in the cost of oil. We may incur additional costs and may not be able to complete construction on a timely basis if such utility rate increases continue, or if we experience additional water and/or power shortages. Furthermore, shortages of water or electricity, or utility rate increases, may adversely affect the regional economies in which we operate, which may reduce demand for our homes.

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

Our future results depend upon our ability to acquire lots in premier locations for our community development and homebuilding activities. We compete for desirable lots and land with many other homebuilding companies, many of which have greater resources than we do. Our financial condition and operating results will be adversely affected if desirable properties at reasonable prices are not available on an ongoing basis. If we cannot procure desirable properties at reasonable prices, or at all

(especially in light of our liquidity issues), in any of our markets, we may be required to limit our development or homebuilding operations in those markets or instead purchase less desirable properties, either of which would reduce our revenues and future results.

Governmental laws and regulations may increase our expenses, limit the number of homes that we can build or delay or prevent the completion of our projects.

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in our markets. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further increase our cost, delay these projects or prevent their development.

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

Geopolitical events may have a substantial impact on the economy and the housing market. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 had an impact on our business and the occurrence of similar events in the future cannot be ruled out. The United States' continuing involvement in Iraq, terrorism and related geopolitical risks have created many economic and political uncertainties, some of which may have additional material adverse effects on the United States economy, the housing market, our customers and, in turn, our results of operations and financial condition.

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

David K. Hill, our Executive Chairman, together with members of Mr. Hill's immediate family, beneficially owns approximately 71% of our common stock. Mr. Hill generally will have the ability to elect substantially all of the members of our Board of Directors and will generally be able to select our management team, determine our corporate and management policies and make decisions relating to fundamental corporate actions. The directors generally will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and declaration of dividends, and to authorize transactions, such as joint ventures or acquisitions, subject to certain restrictions as set forth in the indenture for our senior subordinated notes and in existing and future credit facilities. These decisions could enhance Mr. Hill's equity investment while involving risks to the interests of other stakeholders. In addition, Mr. Hill and various of his affiliates or immediate family members have engaged, and will in the future continue to engage, in transactions with us as described in Item 13, "Certain Relationships and Related Transactions, Director Independence".

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of September 30, 2007, we owned two office buildings with approximately 111,000 square feet of space in Rolling Meadows, Illinois. One of the office buildings is currently used as our principal executive office for both our homebuilding and mortgage operations and the other building we intend to occupy in fiscal 2008 to use as our new principal executive office. Our local homebuilding operations and mortgage branch operations generally lease office space for their day-to-day operations. Office leases are generally for terms of three to five years and generally provide renewal options. We expect that in the normal course of business leases that expire will be renewed or replaced by other leases.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and other information

We are a privately-owned company with no established public trading market for our common stock.

No stock options were granted during fiscal 2007. During fiscal 2006, we granted stock options to purchase 12,000 shares of our common stock to a key employee under our stock option plan. The option price equals the estimated fair market value of our common stock on the date of grant. We received no proceeds from this grant. We granted the stock options in reliance on an exemption from registration under the Securities Act of 1933.

Holders

As of November 30, 2007, there were 18 holders of our common stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information about the ownership of our common stock.

Dividends

We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our senior credit facility and the indenture governing our senior subordinated notes. We have not in the last two fiscal years paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, any contractual restrictions and any other considerations our Board of Directors deems relevant.

Item 6.    Selected Financial Data

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included elsewhere in this report.

	Fiscal year ended September 30,
(Dollars in thousands)	2007	2006		2005		2004		2003

Statement of operations data:
Total homebuilding revenues	$894,700	$1,163,844		$1,146,641		$920,055		$785,693
Cost of sales of residential units and land	1,039,460	973,203		862,646		729,497		632,719

Gross homebuilding (loss) profit	(144,760)	190,641		283,995		190,558		152,974
Homebuilding operating expenses	117,627	130,879		145,320		105,039		92,484
Equity in (losses) income of unconsolidated entities	(20,373)	2,215		3,282		833		618
Minority interests in net losses (earnings) of consolidated partnerships	15,203	(290)		(6,152)		(4,232)		(4,122)

Homebuilding (loss) earnings before income taxes	(267,557)	61,687		135,805		82,120		56,986
Mortgage banking earnings before income taxes	554	3,633		1,718		864		3,216

(Loss) earnings before income taxes	(267,003)	65,320		137,523		82,984		60,202
(Benefit) provision for income taxes	(46,467)	23,516		50,689		27,365		22,563

Net (loss) earnings	$(220,536)	$41,804		$86,834		$55,619		$37,639

Balance sheet data (at end of period):
Cash and cash equivalents	$31,055	$18,665		$21,460		$7,656		$25,597
Inventory	662,266	899,297		808,778		697,978		521,070
Total assets	881,408	1,091,577		970,495		762,975		654,235
Total debt	563,723	500,208		473,411		431,121		435,239
Total redeemable equity	10,367	26,334		33,763		10,681		5,174
Total shareholders' equity	152,746	367,118		250,809		171,228		120,330
Other financial data:
Interest incurred(1)	$48,535	$52,239		$38,255		$30,641		$29,964
Depreciation and amortization	916	843		880		966		929
EBITDA(2)(3)	(228,008)	99,069		166,133		119,957		88,963
Gross homebuilding (loss) profit margin(4)	(16.2)%	16.4%		24.8%		20.7%		19.5%
Ratio of earnings to fixed charges(5)		1.83	x	4.37	x	3.92	x	3.02	x
Coverage deficiency(5)	$270,178
Other data:
Net new home orders (units)(6)	3,081	3,367		3,703		3,716		3,301
Homes delivered (units)	3,246	4,079		3,881		3,616		3,294
Average sales price of homes delivered	$257	$277		$286		$249		$233
Backlog at end of period (units)(7)	593	758		1,470		1,648		1,548
Backlog at end of period (contract value)(7)	$148,702	$210,554		$423,506		$469,277		$380,788

(1)
Interest incurred is the amount of interest paid and the net amount accrued (whether expensed or capitalized), and the amortization of debt issuance costs.

(2)
"EBITDA" represents net earnings before interest expense, depreciation and amortization and provision for income taxes. EBITDA is included in this report because we use it to assess our operational performance. We believe it is useful to securities analysts, investors and other interested parties in the evaluation of companies like ours because interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in structure, accounting policies, tax strategies, levels of indebtedness and interest rates. EBITDA is not a measure of our liquidity or financial performance in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should not be considered as an alternative to our net earnings or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of our results as reported under GAAP. Some limitations are:

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

	Fiscal year ended September 30,
(Dollars in thousands)	2007	2006	2005	2004	2003

Net (loss) earnings	$(220,536)	$41,804	$86,834	$55,619	$37,639
(Benefit) provision for income taxes	(46,467)	23,516	50,689	27,365	22,563
Interest expense in cost of sales	38,079	32,899	27,696	35,382	26,883
Interest expense in mortgage banking operations		7	34	625	949
Depreciation and amortization	916	843	880	966	929

EBITDA	$(228,008)	$99,069	$166,133	$119,957	$88,963

(3)
In contrast to EBITDA, our senior credit facility contains an adjusted EBITDA financial covenant. The most significant difference between adjusted EBITDA and EBITDA is the add back of inventory impairment and land option abandonment charges.

(4)
Represents gross homebuilding (loss) profit divided by total homebuilding revenues.

(5)
Earnings have been calculated as (a) earnings before income taxes before adjustment for minority interests in consolidated subsidiaries or income or loss from equity investees, plus (b) fixed charges, plus (c) capitalized interest included in cost of sales, plus (d) distributed income of equity investees, minus (e) interest capitalized. Fixed charges are comprised of (a) interest incurred, both expensed and capitalized, (b) amortized premiums, discounts and capitalized expenses related to indebtedness, and (c) the portion of rental expense which is deemed to be representative of an interest factor. Coverage deficiency is the dollar amount of the deficiency to achieving a one-to-one coverage ratio of earnings to fixed charges.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the largest privately-owned homebuilders and one of the 30 largest homebuilders in the United States, as measured by home deliveries and revenues. We design, build and market single-family detached, single-family attached and multi-family homes. Since we were founded in 1969, we have delivered over 48,000 homes to a broad range of customers, including first-time buyers and first-and second-time move-up buyers. Throughout this period, we have grown our business organically and our fiscal 2007 results reflect operations within 17 markets, including, among others, Chicago, Dallas, Ft. Worth, Houston, Las Vegas, Sacramento and Tampa located in five regions: Florida, the Midwest, Nevada, the Pacific Coast and Texas. As described in Item 1, "Business—Our history" we have exited certain markets and we presently operate in 12 markets located in five regions.

Our revenues are primarily generated from designing, building, marketing and delivering for sale single-family detached, single-family attached and multi-family homes. We also sell land and lots to third parties as a means of managing inventory and obtaining the desired asset mix for our near-term homebuilding operations.

As part of our current operating strategy, we are selling certain land inventory to: manage our debt, adjust the balance of our land holdings by region and reduce our overall investment in land. During the year ended September 30, 2007, we sold $58.9 million of land inventory. As of September 30, 2007, we have identified $49.2 million of land inventory that we intend to sell and are actively marketing the properties for delivery within the next 12 months. In addition to the land identified for sale, we intend to further match our investment in land to current and foreseeable market conditions by continually evaluating and selling land that is not critical to our homebuilding operations over the next 24 months.

Due to the continued deterioration in market conditions and the overall national homebuilding climate, we reviewed our inventory for impairment and recorded inventory impairment charges of $240.0 million during the year ended September 30, 2007. Additionally, during the year ended September 30, 2007, we recorded a $21.5 million charge to write-off our investment in one of our joint ventures and wrote-off $15.8 million of costs related to the abandonment of land option contracts.

We also conduct mortgage origination and title services for the benefit of our homebuilding operations, although revenues generated by these ancillary services have historically comprised less than 1% of our total consolidated revenues, and are not expected to be significant in the future.

Recent trends

Market conditions for new home sales have continued to deteriorate significantly throughout our fiscal year. Inventory levels of both new and existing homes have continued to climb and aggressive price competition has continued to put pressure on already strained profit margins. Significant home price appreciation combined with fluctuating interest rates and tightening credit standards in the mortgage industry have negatively affected affordability and consumer sentiment for housing. We do not see conditions in the homebuilding market improving significantly in the near term, which will continue to negatively impact both our revenues and earnings.

The following describe certain negative market trends, the pace of which accelerated during the course of fiscal 2007:

  •
  decreased levels of customer traffic, buyer sentiment and net sales;

  •
  increased frequency and level of customer incentive packages;

  •
  decreased availability of mortgage financing for our potential customers;

  •
  increased use and compensation of real estate brokers;

  •
  depressed market conditions for land sales; and

  •
  increased abandonment of earnest money related to land option agreements and purchase contracts.

Given the significant market deterioration and uncertainty about the timing and pace of any recovery, we have adopted a strategy to manage our business through this current downturn. Our strategy focuses on:

  •
  tailoring our product offerings and option packages to address affordability constraints;

  •
  refining our pricing strategy to achieve the proper balance between our sales price and gross margin and to reduce the number of completed but unsold homes;

  •
  providing our customers access to a variety of mortgage products with which they can finance their home purchase;

  •
  renegotiating with vendors and independent contractors to manage our construction costs;

  •
  sizing our operating structure to match our perception of current and likely future market conditions;

  •
  retaining key members of our senior management, regional presidents and other key employees to ensure continuity in our operations;

  •
  tightening land acquisition criteria and working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices;

  •
  marketing and selling lots to generate cash and reduce our overall land holdings; and

  •
  managing our debt and interest costs and maximizing our liquidity.

Financing Overview

In August 2007, we amended and restated our existing senior credit facility to further amend certain covenants, require that the senior credit facility be secured by all properties to be included in the borrowing base for the senior credit facility and related assets and prohibit the incurrence of any additional secured debt. The August 2007 amendments: (1) permit us to ignore, for purposes of financial covenant calculations (but not for interest margin calculations), up to $40 million of tangible net worth reductions due to impairment and abandonment charges; (2) suspend the interest coverage ratio covenant until March 31, 2009 and add a minimum $25 million trailing four-quarter adjusted EBITDA requirement (as defined in our senior credit facility) and a minimum $50 million liquidity requirement (defined as unrestricted cash, available borrowings under the senior credit facility and other available lines of credit and receivables from home closings); (3) require us to test liquidity monthly; and (4) reduce permitted unsecured debt from $25 million to $15 million and permitted joint venture investments from 30% of tangible net worth to 25% of tangible net worth.

As of September 30, 2007, we were not in compliance with certain of the covenants in our senior credit facility, including the covenant requiring us to maintain a minimum tangible net worth (as defined in our senior credit facility). Our failure to meet these covenants allows the lenders under our senior credit facility to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. An acceleration under our senior credit facility would also trigger a cross-default under the indenture governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes. In addition, certain other credit facilities within our joint ventures to which we have provided guarantees include provisions for acceleration or events of default in the event of a default under our senior credit facility.

We have begun discussions with our bank group regarding amending our senior credit facility. The bank group has not provided formal assurance that we will be able to amend our senior credit facility upon reasonable terms, or at all. Nonetheless, there has been no indication that it intends to accelerate amounts due under our facility, and discussions with our lenders regarding an amendment are active and ongoing.

Results of operations and other data

Our ability to continue as a going concern is dependent upon our ability to return to profitable operations in the future and to retain the necessary financing to meet our obligations and pay our liabilities when they come due. Due to these uncertainties, there are substantial doubts about whether we will be able to continue as a going concern, and therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern. See note 1 to our consolidated financial statements for further information.

The following table presents selected statement of operations and other data for the 2007, 2006 and 2005 fiscal years:

(Dollars in thousands)	Fiscal Year 2007	% of total	Fiscal Year 2006	% of total	2007 vs. 2006	Fiscal Year 2005	% of total	2006 vs. 2005

Statement of operations data:
Total homebuilding revenues	$894,700	100.0%	$1,163,844	100.0%	(23.1)%	$1,146,641	100.0%	1.5%
Cost of sales of residential units and land	1,039,460	116.2%	973,203	83.6%	6.8%	862,646	75.2%	12.8%

Gross homebuilding (loss) profit	(144,760)	(16.2)%	190,641	16.4%	(175.9)%	283,995	24.8%	(32.9)%
Homebuilding operating expenses	117,627	13.1%	130,879	11.2%	(10.1)%	145,320	12.7%	(9.9)%
Equity in (losses) income of unconsolidated entities	(20,373)	(2.3)%	2,215	0.2%	—	3,282	0.3%	(32.5)%
Minority interests in net losses (earnings) of consolidated partnerships	15,203	1.7%	(290)	(0.0)%	—	(6,152)	(0.5)%	(95.3)%

Homebuilding (loss) earnings before income taxes	(267,557)	(29.9)%	61,687	5.3%	(533.7)%	135,805	11.8%	(54.6)%
Mortgage banking earnings before income taxes	554	0.1%	3,633	0.3%	(84.8)%	1,718	0.1%	111.5%

(Loss) earnings before income taxes	(267,003)	(29.8)%	65,320	5.6%	(508.8)%	137,523	12.0%	(52.5)%
(Benefit) provision for income taxes	(46,467)	(5.2)%	23,516	2.0%	(297.6)%	50,689	4.4%	(53.6)%

Net (loss) earnings	$(220,536)	(24.6)%	$41,804	3.6%	(627.5)%	$86,834	7.6%	(51.9)%

Other data:
Net new home orders (units)(1)	3,081		3,367		(8.5)%	3,703		(9.1)%
Homes delivered (units)	3,246		4,079		(20.4)%	3,881		5.1%
Average sales price of homes delivered	$257		$277		(7.2)%	$286		(3.1)%
Backlog at end of period (units)(2)	593		758		(21.8)%	1,470		(48.4)%
Backlog at end of period (contract value)(2)	$148,702		$210,554		(29.4)%	$423,506		(50.3)%

(1)
Net new home orders represents the number of new sales contracts executed with customers, net of sales contract cancellations.

(2)
Backlog represents homes under contracts but not yet delivered at the end of the year.

Year ended September 30, 2007 compared to year ended September 30, 2006

Homebuilding revenues.    Our homebuilding revenues consist primarily of revenue from new homes delivered and land sales. Homebuilding revenues decreased 23.1% to $894.7 million in fiscal 2007 from $1,163.8 million in fiscal 2006. The decrease was primarily due to a 20.4% decrease in the number of homes delivered as the new home market continued to retract and a 7.2% decrease in the average sales price of homes delivered due to increased price competition in all of our markets and a shift of deliveries to our Texas region. New home deliveries decreased to 3,246 in fiscal 2007 from 4,079 homes in fiscal 2006. The average sales price of homes delivered decreased to $257 thousand in fiscal 2007 from $277 thousand is fiscal 2006. Revenue from land sales in fiscal 2007 was $58.9 million as compared to $30.5 million in fiscal 2006.

Home sales and backlog.    Net new home orders decreased 8.5% to 3,081 in fiscal 2007 from 3,367 in fiscal 2006. Declining buyer sentiment combined with an increased supply of resale homes and new homes available for purchase have placed increasing pressure on sales volume. This changing marketplace has also resulted in the increased utilization and magnitude of sales price reductions to remain competitive within the homebuilding industry.

At September 30, 2007, the contract value of our backlog was $148.7 million, as compared to $210.6 million at September 30, 2006. The average sales price per home in backlog of $251 thousand at September 30, 2007 was down $27 thousand, or 9.7%, over the average sales price per home in backlog of $278 thousand at September 30, 2006.

Gross homebuilding profit margin.    Gross homebuilding profit margin decreased to (16.2)% for fiscal 2007, compared to 16.4% for fiscal 2006. During fiscal 2007, we experienced margin pressures as price competition increased. Gross profit also was negatively affected by inventory valuation charges of $240.0 million and $15.8 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Included in our fiscal 2006 gross profit are inventory valuation charges of $25.8 million and $8.3 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Included within our 2007 and 2006 gross profit is $18.2 million and $2.5 million, respectively, of gross profit from the sale of land.

Homebuilding operating expenses.    Homebuilding operating expenses, which consist of all homebuilding expenses other than cost of sales, decreased 10.1% to $117.6 million in fiscal 2007 from $130.9 million in fiscal 2006. We reduced our overall work force by 30%, from 1,076 employees at August 1, 2006 to 748 employees at September 30, 2007, which reduced our compensation and related expenses by $10.3 million in fiscal 2007 as compared with fiscal 2006. We also reduced charitable contributions by $2.3 million and travel related expenditures by $1.6 million, however, these cost savings were partially offset by a $2.4 million increase in amortization expense of model homes. Homebuilding operating expenses were 13.1% and 11.2% of homebuilding revenue in fiscal 2007 and fiscal 2006, respectively.

(Losses) income of unconsolidated joint ventures.    (Losses) income of unconsolidated joint ventures, which consist of our share of unconsolidated entities' earnings or losses, decreased from earnings of $2.2 million during fiscal 2006 to losses of $20.4 million during fiscal 2007. During fiscal 2007, we determined that our investment in one of our ventures was more than temporarily impaired and recorded a $21.5 million charge to write-off the investment balance and to accrue anticipated additional committed capital contributions.

Income taxes.    We recorded an income tax benefit of $46.5 million in fiscal 2007, compared to an income tax expense of $23.5 million in fiscal 2006. Our consolidated effective tax rates were 17.4% and 36.0%, respectively, for the same periods. During fiscal 2007 we recorded a valuation allowance of $52.7 million against certain of our deferred tax assets, which impacted our effective tax rate by 19.7%.

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

Home sales and backlog.    Net new home orders decreased 9.1% to 3,367 in fiscal 2006 from 3,703 in fiscal 2005. Declining buyer sentiment combined with an increased supply of resale homes and new homes available for purchase have placed increasing pressure on sales in many of the regions in which we operate. This changing marketplace has resulted in the increased utilization and magnitude of sales price reductions to remain competitive within the homebuilding industry.

At September 30, 2006, the contract value of our backlog was $210.6 million, as compared to $423.5 million at September 30, 2005. The average sales price per home in backlog of $278 thousand at September 30, 2006 was down $10 thousand, or 3.6%, over the average sales price per home in backlog of $288 thousand at September 30, 2005.

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

The five reportable homebuilding segments include operating results from the following geographic regions:

          Florida

          Midwest: Illinois, Ohio and Wisconsin

          Nevada

          Pacific Coast: California, Oregon and Washington

          Texas

In March 2006, we decided to exit the Cleveland market based on our perception regarding local market conditions. We completed all construction and sales activities during our second fiscal quarter of 2007.

In May 2007, we decided to exit the Milwaukee, Wisconsin market. Our decision to exit the Milwaukee market reflects our perception regarding local market conditions currently and in the foreseeable future. As of September 30, 2007, we have completed homebuilding operations in this market and we are actively marketing our remaining $4.8 million of land for sale.

In May 2007, we decided to exit the Portland, Oregon and Vancouver, Washington markets. A decision to continue in these markets would have required near term investments to provide lots for the future to sustain our operations. We decided to redeploy our capital and narrow our management focus to our other existing markets. As of September 30, 2007, we have completed homebuilding operations in these markets and we are actively marketing our remaining $2.5 million of land for sale.

The following table presents financial and operational information related to our homebuilding operations:

Year Ended September 30, (Dollars in thousands)	Average sales price of homes delivered	Homes delivered	Net new home orders(1)	Backlog (units) at year end(2)	Backlog (contract value) at year end(2)

2007
Florida	$256	361	362	74	$14,032
Midwest	335	480	474	153	52,397
Nevada	370	400	403	48	15,669
Pacific Coast	386	386	363	57	18,325
Texas	176	1,619	1,479	261	48,279

Total	$257	3,246	3,081	593	$148,702
2006
Florida	$250	450	259	73	$24,000
Midwest	362	698	602	159	57,000
Nevada	393	435	368	45	17,318
Pacific Coast	448	647	443	80	35,953
Texas	165	1,849	1,695	401	76,283

Total	$277	4,079	3,367	758	$210,554
2005
Florida	$237	493	337	264	$60,990
Midwest	378	730	599	255	95,366
Nevada	353	445	353	112	45,272
Pacific Coast	401	814	866	284	132,644
Texas	167	1,399	1,548	555	89,234

Total	$286	3,881	3,703	1,470	$423,506

(1)
Net new home orders represent the number of new sales contracts executed with customers, net of sales contract cancellations.

(2)
Backlog represents homes under sales contracts but not yet delivered at the end of the period.

The following table presents financial information based on our internal measurement system, which is not intended to conform with accounting principles generally accepted in the United States of America ("GAAP"). Our internal measurement system is intended to establish accountabilities to continually improve business focus, motivate behavior and drive performance.

	For the year ended September 30:		As of September 30:
(Dollars in thousands)	Revenues	(Loss) earnings before income taxes	Assets

2007
Florida	$89,537	$(33,604)	$58,730
Midwest	162,502	(89,075)	185,839
Nevada	171,813	(9,460)	188,619
Pacific Coast	155,814	(79,556)	84,700
Texas	296,403	5,461	154,930
Mortgage banking	5,332	554	6,529

Segment subtotal	881,401	(205,680)	679,347
Corporate and unallocated	2,449	(36,661)	182,430

	883,850	(242,341)	861,777
Homebuilding interest expense(1)		(38,079)
GAAP adjustments(2)	16,182	13,417	19,631

Consolidated total	$900,032	$(267,003)	$881,408
2006
Florida	$112,470	$7,502	$91,226
Midwest	263,506	(13,870)	267,519
Nevada	171,455	42,143	224,331
Pacific Coast	290,406	68,620	181,289
Texas	323,887	15,066	197,604
Mortgage banking	8,222	3,633	10,859

Segment subtotal	1,169,946	123,094	972,828
Corporate and unallocated	2,120	(29,780)	118,749

	1,172,066	93,314	1,091,577
Homebuilding interest expense(1)		(32,899)
GAAP adjustment(2)		4,905

Consolidated total	$1,172,066	$65,320	$1,091,577
2005
Florida	$116,951	$15,168
Midwest	280,859	25,035
Nevada	176,803	67,543
Pacific Coast	326,482	110,103
Texas	243,843	5,572
Mortgage banking	6,557	1,718

Segment subtotal	1,151,495	225,139
Corporate and unallocated	1,703	(39,233)

	1,153,198	185,906
Homebuilding interest expense(1)		(27,696)
GAAP adjustment(2)		(20,687)

Consolidated total	$1,153,198	$137,523

(1)
For internal measurement purposes, we measure our homebuilding operating results exclusive of any interest expense or other financing costs.

(2)
The GAAP adjustment to revenues is for certain closing costs and brokers commissions that are included as reductions to revenue in our internal measurement system that are reported as expenses in accordance with GAAP. The GAAP adjustment to (loss) earnings before income taxes relates to: (a) timing differences of certain capitalizable indirect construction costs that are expensed as incurred in our internal measurement system, and (b) minority interest expense which is not included in our internal measurement system. In addition, the fiscal 2005 GAAP adjustment to earnings before income taxes includes compensation expense, which was not included in our internal measurement system, of $15.9 million related to stock options that were deemed to be variable awards. The GAAP adjustment to assets relates to a general inventory accrual which was not included in our internal measurement system.

Year ended September 30, 2007 compared to year ended September 30, 2006

Florida.    Homebuilding revenues decreased in fiscal 2007, compared to fiscal 2006, primarily due to a 19.8% decrease in the number of homes delivered, offset partially by a $6 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were (28.6)% in fiscal 2007, compared to 15.5% in fiscal 2006. Fiscal 2007 gross profit was negatively impacted by $33.0 million of inventory valuation charges and $1.3 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Fiscal 2006 gross profit was negatively impacted by $0.4 million of inventory valuation charges and $4.5 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Midwest.    Homebuilding revenues decreased in fiscal 2007, compared to fiscal 2006, primarily due to a 31.2% decrease in the number of homes delivered and a $27 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (46.6)% in fiscal 2007, compared to 1.0% in fiscal 2006. Fiscal 2007 gross profit was negatively impacted by $82.5 million of inventory valuation charges and $3.1 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Fiscal 2006 gross profit was negatively impacted by $18.7 million of inventory valuation charges and $2.4 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Nevada.    Homebuilding revenues remained flat in fiscal 2007, compared to fiscal 2006, primarily due to a $30.6 million increase in land sales revenue, offset by a $23 thousand decrease in the average sales price of homes delivered and an 8.0% decrease in the number of homes delivered. Homebuilding gross profit margins were 9.7% in fiscal 2007, compared to 30.2% in fiscal 2006. Fiscal 2007 gross profit was positively impacted by $15.9 million of profit generated by the sale of land and negatively impacted by $22.5 million of inventory valuation charges. During fiscal 2007, we determined that our investment in one of our joint ventures was more than temporarily impaired and recorded a $21.5 million charge to write-off the investment balance and accrue anticipated additional commited capital contributions.

Pacific Coast.    Homebuilding revenues decreased in fiscal 2007, compared to fiscal 2006, primarily due to a 40.3% decrease in the number of homes delivered and a $62 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (45.8)% in fiscal 2007, compared to 27.3% in fiscal 2006. Fiscal 2007 gross profit was negatively impacted by $76.9 million of inventory valuation charges and $10.8 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Fiscal 2006 gross profit was negatively impacted by $3.1 million of inventory valuation charges and $1.2 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Texas.    Homebuilding revenues decreased in fiscal 2007, compared to fiscal 2006, primarily due to a 12.4% decrease in the number of homes delivered, offset partially by an $11 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 8.3% in fiscal 2007, compared to 12.2% in fiscal 2006. Fiscal 2007 gross profit was negatively impacted by $14.6 million of inventory valuation charges and $0.6 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts. Fiscal 2006 gross profit was negatively impacted by $3.6 million of inventory valuation charges and $0.2 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts.

Mortgage banking.    Mortgage banking earnings before income taxes decreased to $0.6 million in fiscal 2007, compared to $3.6 million in fiscal 2006. The decrease in fiscal 2007 earnings was primarily due to a decrease in home closings, a decrease in the average mortgage loan size and a reduced mortgage capture rate.

Corporate and unallocated.    Corporate and unallocated costs totaled $36.7 million for fiscal 2007 and $29.8 million for fiscal 2006. Included within fiscal 2007 corporate and unallocated costs is $10.5 million of inventory valuation charges related to a land purchase obligation with specific performance requirements, which is included in inventory not owned on our accompanying balance sheets. Partially offsetting this charge was a decrease in compensation and related expenses as we have reduced our workforce to match our view of the marketplace currently and into the foreseeable future. Corporate and unallocated costs as a percentage of total revenues were 4.1% for fiscal 2007 and 2.5% for fiscal 2006.

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

Mortgage banking.    Mortgage banking earnings before income taxes increased to $3.6 million in fiscal 2006, compared to $1.7 million in fiscal 2005. The increase in fiscal 2006 earnings was primarily due to a higher capture rate, a reduction in operating costs and an increase in the average mortgage loan size.

Corporate and unallocated.    Corporate and unallocated costs totaled $29.8 million for fiscal 2006 and $39.2 million for fiscal 2005. The reduction in corporate and unallocated costs is primarily related to a decrease in incentive compensation due to lower overall corporate earnings. Corporate and unallocated costs as a percentage of total revenues were 2.5% for fiscal 2006 and 3.4% for fiscal 2005.

Liquidity and capital resources

Our principal uses of cash are land purchases, lot development, home construction and the funding of debt service. As a result, our financing needs depend principally on sales volume, land acquisition and inventory balances. We fund our operations with available cash flows from operating activities, borrowings under our senior credit facility, other bank debt and minority interests in consolidated partnerships. We do not hold cash for investment purposes and we generally manage our cash and debt positions to minimize financing costs.

Operating cash flows activities

Cash used in operating activities totaled $17.1 million during fiscal 2007, compared to $70.2 million during fiscal 2006. Lower sales volume and margins during fiscal 2007 reduced the amount of cash generated by home deliveries. However, significantly less cash was used in fiscal 2007 when compared to fiscal 2006 to fund land purchases, lot development and home construction.

Investing cash flows activities

Cash used in investing activities totaled $5.5 million during fiscal 2007, compared to $16.3 million during fiscal 2006. The decrease in cash used in investing activities was primarily due to a decrease in fixed asset purchases and a decrease in the net contributions to investments in unconsolidated entities during fiscal 2007.

Financing cash flows activities

Cash provided by financing activities totaled $35.0 million during fiscal 2007, compared to $83.7 million during fiscal 2006. During fiscal 2007, we increased our outstanding borrowings by $63.2 million. These additional borrowings primarily were used to fund operating activities, to make distributions to minority interests, to repurchase company stock and to make incremental investments in unconsolidated entities.

In December 2005, we entered into a new senior credit facility to finance our business operations. Proceeds of the new senior credit facility were used to retire our existing senior secured revolving credit facilities and substantially all of our other senior secured credit facilities. The senior credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. We have the right, without the consent of our lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior credit facility to exceed $700 million. We amended the senior credit facility in December 2006 to amend certain covenants and we amended and restated the senior credit facility in August 2007 to further amend certain covenants, require that the senior credit facility be secured by all properties to be included in the borrowing base for the senior credit facility and related assets and prohibit the incurrence of any additional secured debt.

The applicable borrowing base is determined regularly throughout the life of the senior credit facility. The composition of the borrowing base is limited to parameters set forth in the senior credit facility and certain types of real estate (such as unimproved entitled land and lots under development) are removed from the borrowing base if held beyond specified maturity dates. As a result of the August 2007 amendments to the senior credit facility, the property of certain non-wholly owned subsidiaries cannot be included in the borrowing base calculation unless and until such subsidiaries are able to guarantee the senior credit facility (on a secured basis), which will be subject to the consent of minority interest holders and there is no assurance that we would be able to obtain such consent. New properties that are proposed to be included as borrowing base property would also be mortgaged and pledged to secure the senior credit facility and also would need to satisfy specified parameters or otherwise be approved by the majority lenders.

Borrowings under the senior credit facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon our senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the senior credit facility and is payable quarterly in arrears. The August 2007 amendments provide that the applicable interest margins are subject to increase by 0.375% to 0.875% in the event that liquidity (as defined below) is more than $50 million but less than or equal to $100 million.

The covenants under the senior credit facility, as amended, require us to: maintain a minimum tangible net worth of at least $300 million plus 50% of positive net income earned subsequent to September 30, 2006; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.0x (decreasing to 1.75x as of June 30, 2007 and increasing to 2.5x as of December 31, 2008); maintain a ratio of total debt to adjusted tangible net worth not to exceed 1.5x; maintain a ratio of total land (including undeveloped land, land under development and finished lots on which home construction has yet to begin) to adjusted tangible net worth not to exceed 1.5x; and maintain an interest coverage ratio of no less than 1.75x through December 31, 2006 (decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the senior credit facility). For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of our outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment). The August 2007 amendments: (1) permit us to ignore, for purposes of financial covenant calculations (but not for interest margin calculations), up to $40 million of tangible net worth reductions due to impairment and abandonment charges; (2) suspend the interest coverage ratio covenant until March 31, 2009 and add a minimum $25 million trailing four-quarter adjusted EBITDA requirement (as defined in our senior credit facility) and a minimum $50 million liquidity requirement (defined as unrestricted cash, available borrowings under the senior credit facility and other available lines of credit and receivables from home closings); (3) require us to test liquidity monthly; and (4) reduce permitted unsecured debt from $25 million to $15 million and permitted joint venture investments from 30% of tangible net worth to 25% of tangible net worth.

As of September 30, 2007, we had $323 million of borrowings under the senior credit facility at an effective interest rate of 7.04% and, after calculating the borrowing base limitation based on removal of the property of such non-wholly owned subsidiaries, had additional availability of approximately $82 million. As of September 30, 2007, we were not in compliance with certain of the covenants in our senior credit facility, including the covenant requiring us to maintain a minimum tangible net worth (as defined in our senior credit facility). Our failure to meet these covenants allows the lenders under our senior credit facility to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. An acceleration under our senior credit facility would also trigger a cross-default under the indenture governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain payment blockage periods. In addition, certain other credit facilities within our joint ventures to which we have provided guarantees include provisions for acceleration or events of default in the event of a default under our senior credit facility.

We have begun discussions with our bank group regarding amending our senior credit facility. The bank group has not provided formal assurance that we will be able to amend our senior credit facility upon reasonable terms, or at all. Nonetheless, there has been no indication that it intends to accelerate amounts due under our facility, and discussions with our lenders regarding an amendment are active and ongoing.

In December 2005, we issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. In May 2006, we exchanged all of the senior subordinated notes issued in December 2005 for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. We may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. At any time prior to December 15, 2008, we may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. In addition, if we experience specific kinds of changes of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior credit facility. All of our wholly owned subsidiaries, other than our mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior credit facility described above. The indenture governing the senior subordinated notes contains a number of significant covenants that restricts our ability and that of our restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of our assets. As of September 30, 2007, we were restricted from incurring additional indebtedness (excluding available borrowings under the senior credit facility), except under certain limited circumstances.

In November 2006, we entered into a two year interest rate cap agreement to protect $100 million of our borrowings from sharp increases in the prevailing short-term interest rates. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum.

We are party to a senior secured project-specific acquisition and development loan. This loan bears interest at LIBOR plus 2.25% with maturity tied to the sale of the underlying inventory. As of September 30, 2007, we had $31.6 million outstanding related to this project-specific acquisition and development loan.

We are party to several unsecured loan agreements that fund our operations on an ongoing basis. In addition, KH Financial, L.P., our wholly owned mortgage subsidiary, is party to a $5 million warehouse line of credit, used to fund its mortgage origination operations. This facility bears interest at a floating rate equal to LIBOR plus 2.25%, and as of September 30, 2007 there were no amounts outstanding under the warehouse facility.

We are also party to a $100 million flexible early purchase facility agreement which allows us to sell qualifying mortgage loans to the holder of the flexible early purchase facility after such loans have been originated subject to our obligation to sell the loan to an investor in the secondary market. At September 30, 2007, the facility held $31.6 million of loans sold by KH Financial, L.P.

Our current levels of cash flow have not been sufficient to allow us to pay principal and interest on our debt, including our senior credit facility and senior subordinated notes, support our operations and meet our other obligations without continued reliance upon additional borrowings under our senior credit facility. Our ongoing ability to meet our substantial debt service and other obligations, including compliance with financial covenants in our senior credit facility and senior subordinated notes, will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as the continued deterioration in the homebuilding industry, economic conditions in the markets where we operate and pressure from competitors. If we do not have enough money, or access to additional borrowings, or are unable to maintain compliance with financial and other covenants in our senior credit facility and senior subordinated notes, we may be required to seek to refinance all or part of our existing debt, sell assets or borrow more money.

As of September 30, 2007, we were not in compliance with certain of the covenants in our senior credit facility, including the covenant requiring us to maintain a minimum tangible net worth (as defined in our senior credit facility). Our failure to meet these covenants allows the lenders under our senior credit facility to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. We have begun discussions with our bank group regarding amending our senior credit facility. The bank group has not provided formal assurance that we will be able to amend our senior credit facility upon reasonable terms, or at all. Nonetheless, there has been no indication that it intends to accelerate amounts due under our facility, and discussions with our lenders regarding an amendment are active and ongoing.

Contractual obligations

Our primary contractual cash obligations for our operations are payments under our debt agreements and purchase obligations with specific performance requirements under land option agreements and purchase contracts. These land option agreements and purchase contracts may require us to purchase land contingent upon us and the seller meeting certain obligations.

The following summarizes our aggregate contractual commitments at September 30, 2007:

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable(1)	$729,049	$77,910	$398,316	$45,717	$207,106
Operating leases	13,191	4,226	6,993	1,605	367
Purchase obligations(2)	45,206	1,150	21,346	22,710

Total	$787,446	$83,286	$426,655	$70,032	$207,473

(1)
Includes our senior subordinated notes, senior credit facility, other homebuilding debt and related interest payments for the life of the debt. Interest on variable rate obligations is based on rates effective as of September 30, 2007.

(2)
Represents obligations under land option agreements and purchase contracts with specific performance provisions, net of cash deposits.

Under the terms of our stock option plans, we may be required to purchase shares of our common stock at fair market value, including shares issuable under outstanding options or deferred stock units, from certain of our directors, executive officers and other key employees, in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, involuntary termination or retirement. As of September 30, 2007, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been $13.3 million in the event that all of these obligations were triggered. Our ability to satisfy our repurchase obligations is subject to certain limitations set forth in the indenture governing our senior subordinated notes. In addition, if Mr. Hill's employment is terminated by reason of his death or permanent disability, his family trust may request us to purchase up to 500,000 shares of our common stock, and upon receipt of such request we will reasonably determine in our sole discretion how many shares to purchase in light of our financial condition and prospects and the limitations, restrictions and constraints in our loan and financing arrangements at the time. The purchase price payable by us will be the fair market value at that time.

We are contingently liable to banks and financial institutions for approximately $102 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land purchase contracts. Approximately $1.4 million of the outstanding letters of credit have been issued by a wholly owned subsidiary. At September 30, 2007, we had committed to fund approximately $5.1 million in mortgage loans to homebuyers at agreed-upon rates. We have entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

Land and lot position and homes in inventory

At September 30, 2007, we owned and controlled 18,815 lots, approximately 33% of which were pursuant to option agreements and purchase contracts. The following is a summary of our land/lot position as of September 30, 2007:

Number of lots

Finished lots owned	4,485
Lots under development owned	6,083
Lots held for sale	2,086

Total lots owned	12,654
Lots controlled under option agreements and purchase contracts(1)	6,161

Total land/lots controlled	18,815

(1)
Includes 1,685 lots included in inventory not owned which were consolidated under the accounting guidance of the Financial Accounting Standards Board ("FASB") Revised Interpretation No. 46 ("FIN 46R") and 2,340 lots controlled through our equity investments in unconsolidated entities.

Off-balance sheet arrangements

Our primary use of off-balance sheet arrangements is to secure desirable lots on which to build homes in a manner that we believe reduces the overall risk to us. Our off-balance sheet arrangements relating to our homebuilding operations include land option agreements and purchase contracts and joint ventures.

Land option agreements and purchase contracts

In the ordinary course of business, we enter into option agreements and purchase contracts to secure land for the construction of homes. These agreements generally require us to pay a deposit to the seller as consideration for the right to acquire land during a specified period, usually at predetermined prices. Some of these option agreements and purchase contracts contain specific performance clauses, which require us to purchase the land upon satisfaction of certain requirements. Otherwise, our exposure under option agreements and purchase contracts are generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. Below is a summary of the aggregate exercise price of all option agreements and purchase contracts as of September 30, 2007:

(Dollars in thousands)	Aggregate exercise price of land options(1)

Land option agreements and purchase contracts with specific performance	$1,150
Land option agreements and purchase contracts without specific performance(2)	199,015

Total land option agreements and purchase contracts	$200,165

(1)
Excludes $47 million of purchase obligations related to inventory not owned included on our consolidated balance sheets at fair value of $30 million, of which $44 million of the purchase obligations contains specific performance obligations.

(2)
Includes $134 million related to purchases from joint ventures in which we have an equity investment.

Given the continued deterioration in market conditions and uncertainty about the timing and pace of any recovery, we have tightened our land acquisition criteria and are working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices. If we are unable to obtain satisfactory terms, we will not exercise our land option agreements and will abandon our earnest money if contractually obligated to do so. During fiscal 2007, we wrote-off $15.8 million of costs related to the abandonment of land option contracts.

Investments in and advances to unconsolidated entities

Investments in and advances to unconsolidated entities represent our ownership interests in entities accounted for under the equity method when we have a significant influence over the entity but hold less than a controlling interest in the entity or we are not the primary beneficiary in a variable interest entity as defined by FIN 46R. See notes 1 and 4 to our consolidated financial statements. Our partners generally are unaffiliated homebuilders, land sellers or other real estate entities.

In the ordinary course of business, we periodically enter into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, in which our current interests range from 6% to 49%. We account for our interest in these joint ventures under the equity method, and our consolidated balance sheets include investments in and advances to joint ventures totaling $24.9 million and $48.2 million at September 30, 2007 and 2006, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2007 and 2006, our unconsolidated joint ventures had outstanding third party borrowings of $940 million and $865 million, respectively. From time to time we have issued completion guarantees, repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require us to repay debt of the joint venture in the event of a payment default or in the event that the debt of the joint venture exceeds the value of the property securing the debt.

The following is a summary of our significant investments as of September 30, 2007 and 2006:

In January 2005, we entered into a joint venture, in which we have a 9.59% interest, to acquire and develop land in Nevada. As of September 30, 2007, we determined that our investment in the venture was more than temporarily impaired and we recorded a $21.5 million charge to write-down the investment balance and to accrue anticipated additional capital contributions. At September 30, 2006, we had investments in the joint venture totaling $18.3 million. At September 30, 2007, this joint venture had third party debt of $433 million under a secured credit facility, of which each joint venture member has guaranteed payment of its pro rata share in the event of specified bankruptcy events or in the event of certain improper or fraudulent actions involving the related joint venture. Our pro rata portion of the debt is $41.5 million at September 30, 2007. We have also provided pro rata completion guarantees for this joint venture. Recently, this joint venture received notice from the administrative agent under its secured credit facility that it was not in compliance with certain covenants thereunder, including a performance covenant requiring that the joint venture make a specified amount of progress with respect to the projects contemplated under the secured credit facility. Breach of such covenant constitutes an event of default under its secured credit facility. If such default remains uncured, the lenders under this facility may terminate commitments under the facility and may accelerate the joint venture's repayment obligations. Further, our repayment guarantee requires that we be in compliance with the financial covenants contained in our senior credit facility, which, as of September 30, 2007, we are not in compliance with. In addition, our current default under our senior credit facility constitutes an event of default under this joint venture's secured credit facility. Failure to cure such defaults could result in the acceleration of the joint venture's repayment obligations under the facility. To our knowledge, the lenders under this facility have not indicated they will accelerate amounts due under the facility as a result of these defaults, however, there can be no assurance that they will not.

In May 2004, we entered into a joint venture, in which we have a 6.29% interest, to acquire and develop land in Nevada. At September 30, 2007 and 2006, we had investments in the joint venture totaling $11.7 million and $16.1 million, respectively. At September 30, 2007, this joint venture had third party debt of $458 million under a secured credit facility, of which each joint venture member has guaranteed payment of its pro rata share in the event of specified bankruptcy events or in the event of certain improper or fraudulent actions involving the related joint venture. Our pro rata portion of the debt is $28.8 million at September 30, 2007. We have also provided pro rata completion guarantees for this joint venture. Further, our repayment guarantee requires that we be in compliance with the financial covenants contained in our senior credit facility, which, as of September 30, 2007, we are not in compliance with. In addition, our current default under our senior credit facility constitutes an event of default under this joint venture's secured credit facility. Failure to cure such defaults could result in the acceleration of the joint venture's repayment obligations under the facility. To our knowledge, the lenders under this facility have not indicated they will accelerate amounts due under the facility as a result of these defaults, however, there can be no assurance that they will not.

In December 2002, we entered into a joint venture, in which we have a 23.75% interest, to develop property and construct single-family and multi-family residences in Chicago, Illinois. At September 30, 2007 and 2006, we had investments in and advances to the joint venture totaling $4.3 million and $4.9 million, respectively. We have provided completion, financial and performance guarantees in connection with the venture's $20 million construction financing for a single phase of the project. In addition, we have provided a guarantee on a $9 million tax increment financing bond for this project. As of September 30, 2007, $12.5 million of funds have been drawn on the construction financing facility and $5.4 million was drawn on the tax increment financing bond. We are not obligated to loan additional funds to the venture.

In May 2004, we entered into a joint venture, in which we have a 35% interest, to develop property in Detroit, Michigan. At September 30, 2007 and 2006, we had investments in and advances to the joint venture totaling $2.8 million and $1.8 million, respectively. We are not obligated to loan additional funds to the venture.

In August 2004, we entered into a joint venture, in which we have a 33.3% interest, to develop property and construct single-family and multi-family residences in Chicago, Illinois. At September 30, 2007 and 2006, we had investments in and advances to the joint venture totaling $2.4 million and $3.1 million, respectively. We have provided completion, financial and performance guarantees in connection with certain of the venture's indebtedness totaling $125.1 million, with our maximum financial guarantees limited to $15.5 million in the aggregate. At September 30, 2007, there was $27.7 million outstanding under these credit facilities. We have also provided guarantees in connection with $9.8 million and $14.5 million of capital contributions to be made by an unrelated joint venture member, whereby we would make the contributions if the unrelated joint venture member does not. We are not obligated to loan additional funds to the venture.

In January 2006, we entered into a joint venture, in which we had a 35% interest, to develop a high-rise mixed use tower in San Jose, California. At September 30, 2006, we had investments in the joint venture of $2.5 million. In January 2007, we sold our ownership interest in the joint venture to an entity controlled by our Executive Chairman for $2.9 million, which was equal to our total financial investment in the project. This transaction was approved by our Board of Directors.

In October 2006, we entered into a joint venture, in which we have a 45% interest, to develop property and construct single-family residences in Houston, Texas. At September 30, 2007, we had investments in and advances to the joint venture totaling $3.2 million. We are not obligated to loan additional funds to the venture.

Seasonality and variability in quarterly results

Our homebuilding operating cycle typically reflects increased new order activity in our second and third fiscal quarters and increased deliveries in our third and fourth fiscal quarters. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall, as well as the scheduling of paving and construction to accommodate seasonal weather conditions. However, the historical norms have been disrupted in recent years as a result of the continued deterioration in market conditions.

Backlog

Our sales contracts require cash deposits in line with respective market practices and may be subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered "backlog." We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract, however, these homes are excluded from backlog until a sales contract is signed. At September 30, 2007 and 2006, we had 327 units and 285 units, respectively, of completed homes in inventory without sales contracts which represented 32% and 20%, respectively, of our total home inventory (in units). The increase in completed homes in inventory is attributed to a general deterioration of the homebuilding and residential housing markets. Our cancellation rates for the fiscal years ended September 30, 2007 and 2006 were 28% and 32%, respectively.

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

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements:

Revenue recognition

Homebuilding.    Revenue from home and land sales is recorded when title is conveyed to the home or land buyer, adequate cash payment has been received and there is no continued involvement. We occasionally sell homes with the express purpose of leasing the homes back to use as our model home and sales office for a specified period of time. We record the sale of the home at the time of the home closing and if the leaseback is more than minor, the profit on the sale is deferred and recognized over the lease term, as a reduction to rent expense, in accordance with the provisions of Statement of Financial Accounting Standards No. 98, Accounting for Leases.

Mortgage banking.    We recognize the majority of the revenues associated with our mortgage operations when the mortgage loans and related servicing rights are sold to third party investors. Origination fees, net of direct origination costs, are deferred and recognized as revenues, along with the associated gains and losses on the sales of the loans and related servicing rights, when the loans are sold. We sell all mortgage loans and related servicing rights to third party investors.

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

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), we assess housing projects and land held for development and sale for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For purposes of these impairment calculations, we determine the fair value of each asset determined to be impaired either by using internal project modeling software to determine the present value of the estimated future cash flows on a community-by-community basis using discount rates which are commensurate with the risk of the community or by referring to independent project-specific appraisals or by comparing to recent comparable land sales when the land appeared to have a better use other than for homebuilding.

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

Variable interest entities

In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities. Under FIN 46R, a variable interest entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack a direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity, if they occur. FIN 46R requires the primary beneficiary of a VIE to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE's expected losses, receives a majority of the entity's expected residual returns or both, as a result of ownership, contractual interests or other financial interests in the entity.

Forward contracts, such as the purchase agreements we use to acquire land and finished lot inventory, are deemed to be "variable interests" under FIN 46R. Therefore, the seller entities with which we enter into purchase agreements are examined under FIN 46R for possible consolidation by us, including the joint venture entities or structures utilized by us. We have developed a methodology to determine whether or not we are the primary beneficiary at the time we enter into land option agreements and purchase contracts or joint ventures or at the time when those agreements change. The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the seller entity's expected profits and losses and the cash flows associated with the entity. Because we do not have any contractual or ownership interests in the seller entities with which we contract to buy land or finished lots (other than the limited use of the joint venture entities or structures), we do not have the ability to compel these seller entities to provide financial or other data to assist us in the performance of our primary beneficiary evaluation. In many instances, these entities provide little, if any, financial information to us. This lack of direct information from the seller entities may result in our evaluation being conducted solely based on the aforementioned management judgments and estimates. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with these seller entities from which we acquire land and finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding our status or non-status as a seller entity's primary beneficiary, possibly resulting in additional, or fewer, seller entities being consolidated on our financial statements.

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

Investments in and advances to unconsolidated entities

Investments in and advances to unconsolidated entities represent our ownership interest in entities that are accounted for under the equity method when we have a significant influence over the entity but hold less than a controlling interest or are not the primary beneficiary in variable interest entities as defined by FIN 46R. Our partners in these entities generally are unrelated homebuilders, land sellers or other real estate entities. We record our investments in these entities in our consolidated balance sheets as investments in and advances to unconsolidated entities and our share of the entities' earnings or losses in our consolidated statements of operations as equity in income of unconsolidated entities. When indicators exist that our equity and cost method investments are impaired, we consider whether that impairment is other than temporary. If the impairment is determined to be other than temporary, we record an impairment by the amount which the carrying amount of the investment exceeds its fair value. We do not recognize earnings from home sites we purchase from joint ventures, but instead reduce our cost basis in these home sites by our share of the earnings on the home sites. Advances to these entities are included in the investment balance.

Warranty costs

Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects and product recalls incidental to our business. Liability estimates are determined based on management's judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers' and independent contractors' participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and other outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or independent contractors to financially participate in corrective action, unanticipated adverse legal settlements or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Litigation reserves

We have been named as defendants in various cases arising in the normal course of business. We accrue for these costs when the loss is both probable and can be reasonably estimated. We have accrued for costs to be incurred with respect to these cases based upon information provided by our legal counsel.

Insurance claims costs

We have, and require the majority of our independent contractors to have, general liability and workers' compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. We reserve for costs to cover our self-insured and deductible amounts under those policies and for any estimated costs of claims and lawsuits in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect and other claims incurred but not yet reported. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the judgment required in determining these estimated reserve amounts, actual future costs could differ from our currently estimated amounts.

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

We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or income tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

Stock-based compensation

We occasionally issue options to purchase our common stock to our employees and directors. All of these stock options have an exercise price equal to the fair market value of the underlying common shares on the date of grant and either vest immediately or vest in equal installments over four years from the anniversary of the grant date. We estimate the fair market value of the underlying common shares on the date of grant by reference to recent stock transactions between willing parties or based upon recent valuations of our stock.

Effective October 1, 2006, we adopted SFAS 123R, Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after the effective date of adoption. We have not granted, modified, repurchased or cancelled any awards since the effective date. Since we previously used the minimum value method under SFAS 123, Accounting for Stock-Based Compensation, we will continue to account for any portion of awards outstanding at October 1, 2006 using the accounting principles originally applied to those awards.

Redeemable common stock

Under the terms of our amended stock option plans, we have contractual obligations to purchase shares of our outstanding common stock at fair value from certain of our directors, executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, involuntary termination or retirement. Certain outstanding options would qualify for this redemption right after exercise of the options.

At the time outstanding shares qualify for this redemption right, the redemption amount is transferred from shareholders' equity to redeemable common stock. Subsequent changes to the redemption amount are transferred from shareholders' equity to redeemable common stock in the case of an increasing redemption amount, or, from redeemable common stock to shareholders' equity in the case of a decreasing redemption amount.

We establish the fair value of our stock on a quarterly basis. The evaluation of fair value is significantly impacted by the homebuilding industry climate and our relative performance. Considering the continued deterioration in market conditions and the uncertainties about our ability to continue as a going concern (see note 1 to the consolidated financial statements), the estimated fair value of the redeemable common stock includes significant subjective assumptions, but represents our best estimate as of the consolidated balance sheets dates.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 became effective for us on October 1, 2007, but is not expected to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of SFAS 157 for certain nonfinancial assets and liabilities. We are in the process of determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), which provides guidance as to how the effects on prior year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 required us to quantify misstatements using both a balance sheet and income statement approach, with adjustment required if either method results in a material error. SAB 108 became effective for us on October 1, 2007, but is not expected to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits a company to measure certain financial instruments and other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. We are in the process of determining the effect, if any, the adoption of SFAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160")—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We are in the process of determining the effect, if any, the adoption of SFAS 160 will have on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. As of September 30, 2007, we had a total of $359.2 million of floating rate debt outstanding, including our senior credit facility and other facilities. Borrowings under these facilities generally bear interest based on applicable margins plus LIBOR or an alternate base rate. Holding our variable rate debt balances constant as of September 30, 2007, each one percentage point increase in interest rates would result in an increase in interest incurred for the next fiscal year of approximately $3.6 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during fiscal 2007 would have resulted in an increase in interest incurred of approximately $3.3 million.

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
Rolling Meadows, Illinois

We have audited the accompanying consolidated balance sheets of Kimball Hill, Inc. and subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations and default under its senior credit facility raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
January 11, 2008

Kimball Hill, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2007 and 2006 (in thousands, except shares)	2007	2006

Assets
HOMEBUILDING:
Cash and cash equivalents	$27,996	$16,042
Receivables	33,985	35,323
Income taxes receivable	22,834
Inventory	662,266	899,297
Inventory not owned	30,100	37,821
Deferred expenses and other assets	19,311	19,229
Investments in and advances to unconsolidated entities	24,936	48,238
Deferred income taxes	42,148	14,133
Property and equipment, net of accumulated depreciation	11,303	10,635

	874,879	1,080,718
MORTGAGE BANKING:
Cash and cash equivalents	3,059	2,623
Trade accounts receivable	1,680	2,319
Mortgage loans held for sale	1,577	5,663
Property and equipment, net of accumulated depreciation	213	254

	6,529	10,859

TOTAL ASSETS	$881,408	$1,091,577

Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$96,905	$106,779
Deposits on sales of residential units	4,701	6,333
Liabilities related to inventory not owned	2,675	5,015
Income taxes payable		3,702
Notes payable	563,723	500,208

	668,004	622,037
MORTGAGE BANKING:
Accounts payable and accrued expenses	450	927
Other liabilities	423	196

	873	1,123

Total liabilities	668,877	623,160
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	12,252	43,244
MINORITY INTEREST IN INVENTORY NOT OWNED	37,166	31,721
REDEEMABLE EQUITY:
Redeemable common stock, no par value; shares outstanding: 210,704 and 228,002 at September 30, 2007 and 2006	10,367	26,334
SHAREHOLDERS' EQUITY:
Common stock, no par value; 10,000,000 shares authorized; shares outstanding: 4,221,941 and 4,316,878 at September 30, 2007 and 2006	108,183	111,305
Retained earnings	44,563	255,813

Total shareholders' equity	152,746	367,118

TOTAL LIABILITIES AND EQUITY	$881,408	$1,091,577

See notes to consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended September 30, 2007, 2006 and 2005 (in thousands)	2007	2006	2005

HOMEBUILDING:
Revenues:
Sales of residential units and land	$892,194	$1,160,680	$1,143,671
Rental and other income	2,506	3,164	2,970

Total homebuilding revenues	894,700	1,163,844	1,146,641
Expenses:
Cost of sales of residential units and land	1,039,460	973,203	862,646
General and administrative	60,185	70,007	94,013
Sales and marketing	56,597	60,121	50,551
Depreciation	845	751	756

Total homebuilding expenses	1,157,087	1,104,082	1,007,966
Equity in (losses) income of unconsolidated joint ventures	(20,373)	2,215	3,282
Minority interests in net losses (earnings) of consolidated partnerships	15,203	(290)	(6,152)

Homebuilding (loss) earnings before income taxes	(267,557)	61,687	135,805

MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans	5,314	8,188	6,496
Interest income	18	34	61

Total mortgage banking revenues	5,332	8,222	6,557
Expenses:
General and administrative	4,707	4,490	4,681
Interest expense		7	34
Depreciation	71	92	124

Total mortgage banking expenses	4,778	4,589	4,839

Mortgage banking earnings before income taxes	554	3,633	1,718

(LOSS) EARNINGS BEFORE INCOME TAXES	(267,003)	65,320	137,523
(BENEFIT) PROVISION FOR INCOME TAXES	(46,467)	23,516	50,689

NET (LOSS) EARNINGS	$(220,536)	$41,804	$86,834

See notes to consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Common stock
For the years ended September 30, 2007, 2006 and 2005 (in thousands, except shares)					Total shareholders' equity
			Unallocated ESOP shares	Retained earnings
	Shares	Amount

BALANCE—October 1, 2004	3,439,369	$2,056	$(696)	$169,868	$171,228
Net earnings				86,834	86,834
Distributions (net of tax of $3,160)				(5,266)	(5,266)
Allocated ESOP shares			696		696
Net change in redeemable common stock	(148,000)	(2,239)		(20,843)	(23,082)
Issuance of common stock	312,000	4,129			4,129
Tax benefit of stock options		1,440			1,440
Equity-based compensation		16,687			16,687
Repurchases of common stock	(24,883)	(1,857)			(1,857)

BALANCE—September 30, 2005	3,578,486	20,216	—	230,593	250,809
Net earnings				41,804	41,804
Net change in redeemable common stock	(188,013)	(5,659)		(16,584)	(22,243)
Issuance of common stock (net of issuance costs of $150)	1,092,380	114,825			114,825
Tax benefit of stock options		249			249
Equity-based compensation		821			821
Repurchases of common stock	(165,975)	(19,147)			(19,147)

BALANCE—September 30, 2006	4,316,878	111,305	—	255,813	367,118
Net loss				(220,536)	(220,536)
Net change in redeemable common stock	(60,000)	(445)		9,286	8,841
Issuance of common stock	5,000	39			39
Tax benefit of stock options		160			160
Equity-based compensation		821			821
Repurchases of common stock	(39,937)	(3,697)			(3,697)

BALANCE—September 30, 2007	4,221,941	$108,183	$—	$44,563	$152,746

See notes to consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended September 30, 2007, 2006 and 2005 (in thousands)	2007	2006	2005

Cash flows from operating activities:
Net (loss) earnings	$(220,536)	$41,804	$86,834
Adjustments to reconcile net (loss) earnings to cash flows from operating activities:
Depreciation	916	843	880
Inventory valuation adjustments	239,999	25,780
Write-off of land option costs	15,798	8,308
Amortization of deferred expenses	7,700	5,321	6,461
Unrealized loss on derivatives	169
Equity-based compensation	821	821	16,687
ESOP compensation expense			696
Distributions of income from investments in unconsolidated entities	1,843	1,322	3,204
Net losses (earnings) from investments in unconsolidated entities	20,373	(2,215)	(3,282)
Minority interest in consolidated (losses) earnings	(15,203)	290	6,152
Deferred income taxes	(28,015)	(592)	(6,373)
Changes in operating assets and liabilities:
Receivables	1,977	(13,177)	(2,468)
Mortgage loans held for sale	4,086	(3,878)	2,970
Inventory	914	(120,130)	(115,398)
Deferred expenses and other assets	(8,198)	(7,945)	(9,190)
Accounts payable and accrued expenses	(11,969)	12,422	24,177
Deposits and other liabilities	(1,405)	(7,713)	(5,402)
Income taxes, net	(26,376)	(11,417)	3,506

Net cash (used in) provided by operating activities	(17,106)	(70,156)	9,454
Cash flows from investing activities:
Purchases of property and equipment	(1,546)	(7,236)	(555)
Disposals of property and equipment	3	1,009
Distributions of contributed capital from investments in unconsolidated entities	3,855	748	824
Contributions and advances to investments in unconsolidated entities	(7,789)	(10,824)	(25,506)

Net cash used in investing activities	(5,477)	(16,303)	(25,237)
Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	316,297	1,218,599	1,056,071
Repayments of notes and mortgage loans payable	(253,051)	(1,191,802)	(1,013,781)
Debt issuance costs	(1,700)	(6,598)
Net proceeds from issuance of common stock	39	114,825	4,129
Repurchases of common stock	(10,823)	(48,819)	(1,857)
Distributions			(8,426)
Contributions from minority interests	3,000		36,000
Distributions to minority interests	(18,789)	(2,541)	(42,549)

Net cash provided by financing activities	34,973	83,664	29,587

Net increase (decrease) in cash and cash equivalents	12,390	(2,795)	13,804
Cash and cash equivalents—Beginning of year	18,665	21,460	7,656

Cash and cash equivalents—End of year	$31,055	$18,665	$21,460

Reconciliation to cash and cash equivalents reported on the consolidated balance sheets:
Homebuilding	$27,996	$16,042
Mortgage banking	3,059	2,623

Total	$31,055	$18,665

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,543	$44,336	$38,275
Cash paid for income taxes	$7,924	$35,525	$53,557
Supplemental disclosure of noncash investing and financing activities:
(Decrease) increase in liabilities related to inventory not owned	$(2,340)	$(5,387)	$10,402
Increase in inventory related to lots distributed by unconsolidated entities	$6,638

See notes to consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.     Basis of Presentation and Summary of Significant Accounting Policies

Kimball Hill, Inc. and its subsidiaries (the "Company") are actively involved in residential construction. The Company builds homes which include a wide range of single-family detached and multi-family products. The Company has ownership interests in ventures which provide title agency services. The Company also owned a mortgage banking operation, KH Financial, L.P, through its fiscal year ended September 2007, which originated mortgages with an emphasis on facilitating the financing of residential loans secured by homes sold and constructed by the Company. All mortgages were sold to third parties. During fiscal 2007, the Company had residential development activities in the following states: California, Florida, Illinois, Nevada, Ohio, Oregon, Texas, Washington and Wisconsin.

Going Concern—The Company's ability to continue as a going concern is dependent upon its ability to return to profitable operations in the future and to retain the necessary financing to meet its obligations and pay its liabilities when they come due.

Market conditions for new home sales have deteriorated significantly throughout the Company's fiscal year as inventory levels of both new and existing homes have continued to climb and price competition places pressure on already strained profit margins. During the year ended September 30, 2007, the Company recognized a net loss of $220.5 million and incurred negative cash flows from operations of $17.1 million. Included within the Company's net loss are inventory impairment charges of $240.0 million which have significantly impacted the reported values of the Company's inventory and shareholders' equity.

As of September 30, 2007, the Company was not in compliance with certain of its amended covenants of its senior credit facility, including the covenant requiring the Company to maintain a minimum tangible net worth (as defined in the senior credit facility). See note 7 for a description of the covenants in the Company's senior credit facility. The Company's failure to meet these covenants is an event of default that allows the lenders under the senior credit facility to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. Acceleration under the senior credit facility would also trigger a cross-default under the indenture governing the Company's senior subordinated notes, thereby allowing the Company's bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain payment blockage periods. In addition, certain other credit facilities within the Company's joint ventures to which the Company has provided guarantees include provisions for acceleration or events of default in the event of a default under the Company's senior credit facility.

The Company has begun discussions with its bank group regarding amending the senior credit facility. The bank group has not provided formal assurance that the Company will be able to amend its senior credit facility upon reasonable terms, or at all. Nonetheless, there has been no indication that it intends to accelerate amounts due under the facility, and discussions with the Company's lenders regarding an amendment are active and ongoing. The Company currently has no alternative financing in place and if it is unable to find alternative financing or obtain a waiver, the Company may not have sufficient assets to repay the outstanding debt if accelerated.

In an effort to manage through its current situation, the Company is selling certain land inventory. As of September 30, 2007, the Company has identified $49.2 million of land inventory that it intends to sell and is actively marketing the properties for delivery within the next 12 months. In addition to the land identified for sale, the Company intends to further match its investment in land to current and foreseeable market conditions by continually evaluating and selling land that is not critical to its homebuilding operations over the next 24 months. The Company has also reduced headcount by 30%, from 1,076 employees at August 1, 2006 to 748 employees at September 30, 2007.

Due to the uncertainties mentioned above, there are doubts about whether the Company will be able to continue as a going concern, and therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Management's Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investments In and Advances to Unconsolidated Entities—Investments in and advances to unconsolidated entities represent the Company's ownership interest in unconsolidated entities and are accounted for under the equity method when the Company has a significant influence over the entity but holds less than a controlling interest or is not the primary beneficiary in a variable interest entity as defined by the Financial Accounting Standards Board ("FASB") Revised Interpretation, Consolidation of Variable Interest Entities ("FIN 46R"). The Company uses the cost method for ventures over which it does not have a significant influence. When indicators exist that the Company's equity and cost method investments are impaired, the Company considers whether that impairment is other than temporary. If the impairment is determined to be other than temporary, the Company records an impairment by the amount which the carrying amount of the investment exceeds its fair value. During 2007, the Company recorded a $21.5 million charge to write-down an investment balance and to accrue additional capital contributions. The Company did not write-down any investments in 2006 or 2005. These charges are included in equity in (losses) income of unconsolidated joint ventures in the accompanying consolidated statements of operations.

Property and Equipment—Depreciation is computed principally by the straight-line method over the following estimated useful lives:

Land improvements	40 years
Buildings and building improvements	40 years
Tenant improvements	Terms of related leases
Other	3 to 10 years

The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resultant gain or loss is included in operations.

Impairment of Long-Lived Assets—In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company assesses housing projects, land held for development and sale, and property and equipment for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

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

When reviewing for impairment, the Company evaluated the future undiscounted net cash flows expected to be generated by each asset based upon the Company's intentions at the time of the review. For purposes of these impairment calculations, the Company determined the fair value of each asset determined to be impaired either by using internal project modeling software to determine the present value of the estimated future cash flows on a community-by-community basis using discount rates which are commensurate with the risk of the community or by referring to independent project-specific appraisals or by comparing to recent comparable land sales and recent discussions with land brokers and potential buyers where the Company is actively marketing the land for sale.

These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. Market conditions in the United States homebuilding market have continued to weaken since the end of the Company's fiscal year end, and the Company has included these changes in market conditions in its set of assumptions used to estimate recoverability. The Company will continue to monitor the homebuilding climate in each of its markets and could change its intentions about whether to continue homebuilding activities related to any assets in the future. Changes in the Company's intentions or its expectations of market performance could have a material impact on the carrying value of its assets as certain of the assets determined to be recoverable on an undiscounted cash flow basis may have carrying values greater than fair value.

Due to the continued deterioration in market conditions and the overall national homebuilding climate, the Company reviewed all of its inventory for impairment and recorded inventory impairment charges of $240.0 million and $25.8 million during the years ended September 30, 2007 and 2006, respectively. The Company did not record any inventory impairment charges during the year ended September 30,

2005. These charges are included in cost of sales in the accompanying consolidated statements of operations.

The Company's current operating strategy includes selling certain land inventory to: reduce debt, adjust the balance of its land holdings by region and reduce its overall investment in land. The Company has identified certain land parcels it intends to sell and is actively marketing the properties for delivery within the next 12 months. As of September 30, 2007, the Company has $49.2 million of land inventory that is held for sale on which the Company recorded an impairment charge of $52.1 million.

Given the continued deterioration in market conditions and uncertainty about the timing and pace of any recovery, the Company has tightened its land acquisition criteria and is working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices. If the Company is unable to obtain satisfactory terms, the Company will not exercise its land option agreements and will abandon its earnest money if contractually obligated to do so. During the years ended September 30, 2007 and 2006, the Company wrote-off $15.8 million and $8.3 million of costs related to the abandonment of land option contracts.

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

The Company occasionally sells homes with the express purpose of leasing the homes back to use as its model home and sales office for a specified period of time. The Company records the sale of the home at the time of the home closing, and if the leaseback is more than minor the profit on the sale is deferred and recognized over the lease term, as a reduction to rent expense, in accordance with the provisions of the Statement of Financial Accounting Standards No. 98, Accounting for Leases.

Gain on sales of mortgage loans, in the mortgage banking segment, is recognized as the difference between the sales price and the adjusted book value of the loans at the time of sale. The adjusted book value of the loans includes the original principal amount plus various basis adjustments related primarily to the deferrals of fees and points received and certain direct loan origination costs.

The Company entered into a flexible early purchase facility agreement in February 2004, which as amended, provides for a maximum facility limit of $100 million. The terms of the purchase facility agreement allow the Company to sell qualifying loans to the holder of the flexible early purchase facility after such loans have been originated subject to the Company's obligation to sell the loan to an investor in the secondary market. During the year ended September 30, 2007, approximately $366 million of mortgage loans were sold to the holder of the flexible early purchase facility. At September 30, 2007, the facility held $31.6 million of loans sold by the Company.

Income Taxes—Deferred tax liabilities and assets are determined based upon the temporary difference between the financial reporting carrying values and income tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A portion of the Company's deferred tax assets will be realized through a federal tax refund generated by carrying back tax losses against taxable income generated in prior tax years. The ultimate realization of the Company's remaining deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

Warranty Costs—Warranty reserves for homes are established in an amount estimated based on historical results to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during the warranty period.

Guarantees—The Company conducts a portion of its land acquisition, development and other activities through its non-controlling participation in joint ventures. For certain of the joint ventures, the Company provides guarantees considered normal in the industry to which it may be obligated to indemnify the other party with respect to certain matters (see note 4). The Company records the fair value of guarantees provided to non-consolidated joint ventures as an investment in the joint venture with a corresponding liability if the Company has determined the fair value to be more than insignificant at the inception of the guarantee. To date, the Company has not incurred any significant costs as a result of such indemnification agreements.

Self-Insurance—Certain insurable risks such as general liability and medical are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company's self-insurance program are based on claims filed and estimates for claims incurred but not reported.

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

The Company has recognized employee compensation cost for certain of its stock options granted that were considered to be variable awards (see note 9). If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, earnings before income taxes would have been reduced by approximately $0.1 million for the years ended September 30, 2007 and 2006 and increased by approximately $15.9 million for the year ended September 30, 2005.

During fiscal 2005, the Company granted 37,500 deferred stock units, representing a right to receive 37,500 shares of the Company's common stock at a future date. Under the terms of the agreement, one-third of the deferred stock units fully vest on each of October 1, 2005, 2006, and 2007, respectively, with the shares being issued on the earlier of: a) the fifth anniversary of the date of grant, b) the executive's separation of service, c) the executive's death or disability, or d) a change in control. Each year, the Company recognizes compensation cost, for the relative service period covered, equal to the market value of the underlying common shares of the Company on the date of grant. During each of fiscal 2007, 2006 and 2005, compensation cost of $0.8 million related to deferred stock units is included in the Company's consolidated statement of operations.

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instruments, both assets and liabilities. The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company's financial instruments consist of cash equivalents, receivables, customer deposits, accounts payable and accrued expenses, mortgage loans held for sale, its senior credit facility, other senior secured credit facilities and its senior subordinated notes payable. The fair value of the senior subordinated notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities. The fair value of the senior subordinated notes payable is estimated at $144.6 million as of September 30, 2007. The carrying values of all other financial instruments approximate fair values because of the short maturity of those instruments and the terms available to the Company for similar types of instruments. The Company believes that the fair value of its senior credit facility approximates its carrying value.

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

Recent Accounting Pronouncements—In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 became effective for the Company on October 1, 2007, but is not expected to have a material impact on the Company's results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of SFAS 157 for certain nonfinancial assets and liabilities. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), which provides guidance as to how the effects on prior year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires the Company to quantify misstatements using both a balance sheet and income statement approach, with adjustment required if either method results in a material error. SAB 108 became effective for the Company on October 1, 2007, but is not expected to have a material impact on the Company's results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits a company to measure certain financial instruments and other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160")—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after

December 15, 2008. Early adoption is prohibited. The Company is in the process of determining the effect, if any, the adoption of SFAS 160 will have on its financial statements.

2.     Inventory

Inventory consists of the following at September 30, 2007 and 2006:

(in thousands)	2007	2006

Residential lots—developed and under development	$407,002	$581,701
Finished homes and construction in progress	201,882	262,392
Deposits on land purchases	3,179	15,499
Land held for future development or sale	50,203	39,705

Total	$662,266	$899,297

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as residential units are closed. Interest costs for the years ended September 30, 2007, 2006 and 2005 are as follows:

(in thousands)	2007	2006	2005

Capitalized interest—beginning of year	$59,409	$40,076	$29,551
Interest incurred	48,535	52,232	38,221
Interest included in cost of sales	(38,079)	(32,899)	(27,696)

Capitalized interest—end of year	$69,865	$59,409	$40,076

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the above table reflect the gross amount of capitalized interest before allocation of any impairment charges recognized.

3.     Inventory Not Owned

In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities. Under FIN 46R, a variable interest entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack a direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity, if they occur. FIN 46R requires the consolidation of VIEs in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

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

At September 30, 2007 and 2006, the Company has consolidated optioned land with a fair value of approximately $30.1 million and $37.8 million for which it paid cash option deposits of $0.7 million and $1.1 million, respectively. The Company estimated the initial fair value of the consolidated optioned land based upon the Company's option contract price. In many cases, the Company was unable to obtain the relevant financial information from the selling entities, therefore, the Company has used the information available to make an assumption as to whether the selling entity has additional assets or has debt obligations outstanding. During fiscal 2007, the Company recorded $10.5 million of impairment charges to reduce the recorded value of inventory not owned from its initial fair value to its estimated fair value as of September 30, 2007. The remaining difference between the fair value of the land under contract and the Company's non-refundable deposit is recorded in liabilities related to inventory not owned unless it is determined by the Company that the selling entity does not carry debt in which case the difference is recorded as minority interest in inventory not owned.

4.     Investments In and Advances to Unconsolidated Entities

Investments in and advances to unconsolidated entities represent the Company's ownership interest in entities accounted for under the equity method when it has a significant influence over the entity but holds less than a controlling interest in the entity or it is not the primary beneficiary in a VIE as defined by FIN 46R. The Company's partners generally are unrelated homebuilders, land sellers or other real estate entities. The following is a summary of the Company's significant investments as of September 30, 2007 and 2006:

In January 2005, the Company entered into a joint venture, in which it has a 9.59% interest, to acquire and develop land in Nevada. As of September 30, 2007, the Company determined that its investment in the venture was more than temporarily impaired and recorded a $21.5 million charge to write-down the investment balance and to accrue anticipated additional capital contributions. At September 30, 2006, the Company had investments in the joint venture totaling $18.3 million. At September 30, 2007, this joint venture had third party debt of $433 million under a secured credit facility, of which each joint venture member has guaranteed payment of its pro rata share in the event of specified bankruptcy events or in the event of certain improper or fraudulent actions involving the related joint venture. The Company's pro rata portion of the debt is $41.5 million at September 30, 2007. The Company has also provided pro rata completion guarantees for this joint venture. Recently, this joint venture received notice from the administrative agent under its secured credit facility that it was not in compliance with certain covenants thereunder, including a performance covenant requiring that the joint venture make a specified amount of progress with respect to the projects contemplated under the secured credit facility. Breach of such covenant constitutes an event of default under its secured credit facility. If such default remains uncured, the lenders under this facility may terminate commitments under the facility and may accelerate the joint venture's repayment obligations. Further, the Company's repayment guarantee requires that the Company be in compliance with the financial covenants contained in the Company's senior credit facility, which, as of September 30, 2007, the Company is not in compliance with. In addition, the Company's current default under its senior credit facility constitutes an event of default under this joint venture's secured credit facility. Failure to cure such defaults could result in the acceleration of the joint venture's repayment obligations under the facility. To the Company's knowledge, the lenders under this facility have not indicated they will accelerate amounts due under the facility as a result of these defaults, however, there can be no assurance that they will not.

In May 2004, the Company entered into a joint venture, in which it has a 6.29% interest, to acquire and develop land in Nevada. At September 30, 2007 and 2006, the Company had investments in the joint venture totaling $11.7 million and $16.1 million, respectively. At September 30, 2007, this joint venture had third party debt of $458 million under a secured credit facility, of which each joint venture member has guaranteed payment of its pro rata share in the event of specified bankruptcy events or in the event of certain improper or fraudulent actions involving the related joint venture. The Company's pro rata portion of the debt is $28.8 million at September 30, 2007. The Company has also provided pro rata completion guarantees for this joint venture. Further, the Company's repayment guarantee requires that the Company be in compliance with the financial covenants contained in its senior credit facility, which, as of September 30, 2007, the Company is not in compliance with. In addition, the Company's current default under its senior credit facility constitutes an event of default under this joint venture's secured credit facility. Failure to cure such defaults could result in the acceleration of the joint venture's repayment obligations under the facility. To the Company's knowledge, the lenders under this facility have not indicated they will accelerate amounts due under the facility as a result of these defaults, however, there can be no assurance that they will not.

In December 2002, the Company entered into a joint venture, in which it has a 23.75% interest, to develop property and construct single-family and multi-family residences in Chicago, Illinois. At September 30, 2007 and 2006, the Company had investments in and advances to the joint venture totaling $4.3 million and $4.9 million, respectively. The Company has provided completion, financial and performance guarantees in connection with the venture's $20 million construction financing for a single phase of the project. In addition, the Company has provided a guarantee on a $9 million tax increment financing bond for this project. As of September 30, 2007, $12.5 million of funds have been drawn on the construction financing facility and $5.4 million was drawn on the tax increment financing bond. The Company is not obligated to loan additional funds to the venture.

In May 2004, the Company entered into a joint venture, in which it has a 35% interest, to develop property in Detroit, Michigan. At September 30, 2007 and 2006, the Company had investments in and advances to the joint venture totaling $2.8 million and $1.8 million, respectively. The Company is not obligated to loan additional funds to the venture.

In August 2004, the Company entered into a joint venture, in which it has a 33.3% interest, to develop property and construct single-family and multi-family residences in Chicago, Illinois. At September 30, 2007 and 2006, the Company had investments in and advances to the joint venture totaling $2.4 million and $3.1 million, respectively. The Company has provided completion, financial and performance guarantees in connection with certain of the venture's indebtedness totaling $125.1 million, with the Company's maximum financial guarantees limited to $15.5 million in the aggregate. At September 30, 2007, there was $27.7 million outstanding under these credit facilities. The Company has also provided guarantees in connection with $9.8 million and $14.5 million of capital contributions to be made by an unrelated joint venture member, whereby the Company would make the contributions if the unrelated joint venture member does not. The Company is not obligated to loan additional funds to the venture.

In January 2006, the Company entered into a joint venture, in which it had a 35% interest, to develop a high-rise mixed use tower in San Jose, California. At September 30, 2006, the Company had investments in the joint venture of $2.5 million. In January 2007, the Company sold its ownership interest in the joint venture to an entity controlled by the Executive Chairman for $2.9 million, which was equal to the Company's total financial investment in the project. This transaction was approved by the Company's Board of Directors.

In October 2006, the Company entered into a joint venture, in which it has a 45% interest, to develop property and construct single-family residences in Houston, Texas. At September 30, 2007, the Company had investments in and advances to the joint venture totaling $3.2 million. The Company is not obligated to loan additional funds to the venture.

5.     Leases

The Company leases certain property from others under non-cancelable leases. Office leases are generally for terms of three to five years and generally provide renewal options. The Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum lease payments required under operating leases are as follows:

Year ending September 30 (in thousands):

2008	$4,226
2009	3,890
2010	3,103
2011	1,116
2012	489
After 2012	367

Total	$13,191

6.     Property and Equipment

The following is a summary of property and equipment as of September 30, 2007 and 2006:

(in thousands)	2007	2006

Homebuilding:
Operating properties:
Land and land improvements	$2,592	$2,592
Buildings and building improvements	10,396	9,373
Leasehold improvements	2,015	2,256

Total operating properties	15,003	14,221
Other:
Office equipment	7,531	7,103
Vehicles and construction equipment	131	131

Total other	7,662	7,234

	22,665	21,455
Accumulated depreciation	(11,362)	(10,820)

Total homebuilding	$11,303	$10,635

Mortgage banking:
Leasehold improvements	$84	$79
Office equipment	613	588

	697	667
Accumulated depreciation	(484)	(413)

Total mortgage banking	$213	$254

Operating properties consist of two office developments with approximately 111,000 square feet of leasable area. The properties are pledged as collateral for certain term loans (see note 7).

7.     Financing

Homebuilding

The Company's notes payable consist of the following as of September 30, 2007 and 2006:

(in thousands):	2007	2006

Senior credit facility	$322,759	$244,947
Senior subordinated notes (net of unamortized discount)	201,019	200,750
Other senior secured credit facilities	39,945	54,511

Total	$563,723	$500,208

In December 2005, the Company entered into a new senior credit facility to finance its business operations. Proceeds of the new senior credit facility were used to retire its existing senior secured revolving credit facilities and substantially all of its other senior secured credit facilities. The senior credit facility has a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. The Company has the right, without the consent of its lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior credit facility to exceed $700 million. The Company amended the senior credit facility in December 2006 to amend certain covenants and it amended and restated the senior credit facility in August 2007 to further amend certain covenants, require that the senior credit facility be secured by all properties to be included in the borrowing base for the senior credit facility and related assets and prohibit the incurrence of any additional secured debt.

The applicable borrowing base is determined regularly throughout the life of the senior credit facility. The composition of the borrowing base is limited to parameters set forth in the senior credit facility agreement and certain types of real estate (such as unimproved entitled land and lots under development) are removed from the borrowing base if held beyond specified maturity dates. As a result of the August 2007 amendments to the senior credit facility, the property of certain non-wholly owned subsidiaries cannot be included in the borrowing base calculation unless and until such subsidiaries are able to guarantee the senior credit facility (on a secured basis), which will be subject to the consent of minority interest holders and there is no assurance that the Company would be able to obtain such consent. New properties that are proposed to be included as borrowing base property would also be mortgaged and pledged to secure the senior credit facility and also would need to satisfy specified parameters or otherwise be approved by the majority lenders.

Borrowings under the senior credit facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The applicable margin for interest ranges from 1.5% to 2.25%, depending upon the Company's senior leverage ratio, which is defined as the ratio of total liabilities to consolidated net worth. Fees for letters of credit are based on LIBOR plus a margin of 1.5%. An unused commitment fee equal to 0.2% to 0.3% per year accrues on the undrawn portion of the senior credit facility and is payable quarterly in arrears. The August 2007 amendments provide that the applicable interest margins are subject to increase by 0.375% to 0.875% in the event that liquidity (as defined below) is more than $50 million but less than or equal to $100 million.

The covenants under the senior credit facility, as amended, require the Company to: maintain a minimum tangible net worth of at least $300 million plus 50% of positive net income earned subsequent to September 30, 2006; maintain a ratio of total liabilities to adjusted tangible net worth not to exceed 2.0x (decreasing to 1.75x as of June 30, 2007 and increasing to 2.5x as of December 31, 2008); maintain a ratio of total debt to adjusted tangible net worth not to exceed 1.5x; maintain a ratio of total land (including undeveloped land, land under development and finished lots on which home construction has yet to begin) to adjusted tangible net worth not to exceed 1.5x; and maintain an interest coverage ratio of no less than 1.75x through December 31, 2006 (decreasing to 1.5x through March 31, 2007, decreasing to 1.4x through June 30, 2007, decreasing to 1.35x through September 30, 2007, increasing to 1.5x through December 31, 2007, increasing to 1.75x through March 31, 2008 and then increasing to 2.25x through the remaining term of the senior credit facility). For purposes of these tests, adjusted tangible net worth is benefited by adjustments of 50% of the Company's outstanding senior subordinated debt (up to a maximum $100 million adjustment) and 100% of minority interests in consolidated entities (up to a maximum $50 million adjustment). The August 2007 amendments: (1) permit the Company to ignore, for purposes of financial covenant calculations (but not for interest margin calculations), up to $40 million of tangible net worth reductions due to impairment and abandonment charges; (2) suspend the interest coverage ratio covenant until March 31, 2009 and add a minimum requirement of adjusted earnings before interest, taxes, depreciation and amortization (as defined in the senior credit facility) of $25 million on a trailing four-quarter basis, and a minimum $50 million liquidity requirement (defined as unrestricted cash, available borrowings under the senior credit facility and other available lines of credit and receivables from home closings); (3) require the Company to test liquidity monthly; and (4) reduce permitted unsecured debt from $25 million to $15 million and permitted joint venture investments from 30% of tangible net worth to 25% of tangible net worth.

As of September 30, 2007, the Company had $323 million of borrowings under the senior credit facility at an effective interest rate of 7.04% and, after calculating the borrowing base limitation based on removal of the property of such non-wholly owned subsidiaries, had additional availability of approximately $82 million. As of September 30, 2007, the Company was not in compliance with certain of the covenants in the senior credit facility, including the covenant requiring the Company to maintain a minimum tangible net worth (as defined in the senior credit facility). The Company's failure to meet these covenants allows the lenders under the senior credit facility to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. An acceleration under the senior credit facility would also trigger a cross-default under the indenture governing the senior subordinated notes, thereby allowing the bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain payment blockage periods. In addition, certain other credit facilities within the Company's joint ventures to which the Company has provided guarantees include provisions for acceleration or events of default in the event of a default under the Company's senior credit facility. The Company has begun discussions with its bank group regarding amending its senior credit facility. The bank group has not provided formal assurance that the Company will be able to amend its senior credit facility upon reasonable terms, or at all. Nonetheless, there has been no indication that it intends to accelerate amounts due under the facility, and discussions with the Company's lenders regarding an amendment are active and ongoing.

In December 2005, the Company issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. In May 2006, the Company exchanged all of the senior subordinated notes issued in the private placement for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. The Company may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. At any time prior to December 15, 2008, the Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. In addition, if the Company experiences specific kinds of changes of control, the Company is required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of the Company's existing and future senior debt, including borrowings under the Company's senior credit facility described above. All of the Company's wholly owned subsidiaries, other than the Company's mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company's senior credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that restricts the Company's ability and that of its restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of the Company's assets. As of September 30, 2007, the Company was restricted from incurring additional indebtedness (excluding available borrowings under the senior credit facility), except under certain limited circumstances.

The Company is party to a senior secured project-specific acquisition and development loan. This loan bears interest at LIBOR plus 2.25% with maturity tied to the sale of the underlying inventory. As of

September 30, 2007, the Company had $31.6 million outstanding related to this project-specific acquisition and development loan.

The Company has a term loan for an office complex in Rolling Meadows, Illinois. The term loan is secured by the office complex and bears interest at 7.0%. The Company makes monthly interest payments with the balance due October 2010. As of September 30, 2007, the Company had $3.5 million outstanding on the mortgage note.

The Company has a term loan for an office building in Rolling Meadows, Illinois. The term loan is secured by the office building and bears interest equal to the prime rate. The Company makes monthly interest payments with the principal balance due March 2009. As of September 30, 2007, the Company had $4.8 million outstanding on the term loan.

The aggregate principal payments due on the notes payable are as follows:

Year ending September 30 (in thousands):

2008	$31,645
2009	4,800
2010	322,759
2011	3,500
2012
After 2012	203,000

Total	$565,704

8.     Redeemable Common Stock

Under the terms of the Company's amended stock option plans (see note 9), the Company has contractual obligations to purchase shares of its outstanding common stock at fair value from certain of its directors, executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation. Certain outstanding options would qualify for this redemption right after exercise of the options.

At the time outstanding shares qualify for this redemption right, the redemption amount is transferred from shareholders' equity to redeemable common stock. Subsequent changes to the redemption amount are transferred from shareholders' equity to redeemable common stock in the case of an increasing redemption amount, or, from redeemable common stock to shareholders' equity in the case of a decreasing redemption amount. During fiscal 2007, 55,000 shares that were not redeemable as of September 30, 2006 became redeemable, 5,000 new shares that qualified for this redemption right were issued upon the exercise of stock options and 77,298 redeemable shares were repurchased by the Company.

The Company establishes the fair value of its stock on a quarterly basis. The evaluation of fair value is significantly impacted by the homebuilding industry climate and the Company's relative performance. Considering the continued deterioration in market conditions and the Company's uncertainties about its ability to continue as a going concern (see note 1), the estimated fair value of the redeemable common stock includes significant subjective assumptions, but represents the Company's best estimate as of the dates of the consolidated balance sheets.

9.     Stock Plans

Executives and other key employees have been granted options to purchase common shares of the Company. In each case, the option price equals the estimated fair market value of the common shares on the day of the grant. The options' terms range from three to ten years and vesting terms range from immediately upon grant to vesting in equal annual installments over four years.

The various stock option agreements issued under the Company's stock option plans, prior to September 30, 2005, included a feature that required the Company to repurchase outstanding shares, issued under the agreements, at an amount other than fair market value, upon termination of board membership or employment by reason of specified circumstances. As those specified circumstances were within the control of certain of the option holders as of September 30, 2005, the Company recorded compensation expense of $15.9 million, and a related tax benefit of $4.1 million during fiscal 2005, to record those equity based awards at their other than fair market value repurchase price as of that date. Subsequent to September 30, 2005, the Company amended its stock option agreements to provide that any repurchases of shares under the agreements be of shares owned for longer than six months at fair market value.

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006: risk-free interest rate of 5.00%, expected lives of 3 years to 7 years and no dividend yield. The weighted average fair value of the stock options granted in 2006 using a Black-Scholes option-pricing model was $30.36 per share. There were no stock options granted in fiscal years 2007 or 2005.

A summary of shares is as follows:

	2007		2006		2005

	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Options outstanding—beginning of year	76,000	$40.02	214,000	$32.08	529,000	$20.98
Granted			12,000	115.50
Forfeited	(10,000)	7.75	(10,000)	23.40
Exercised	(5,000)	7.75	(140,000)	35.54	(315,000)	13.45

Options outstanding—end of year	61,000	$47.96	76,000	$40.02	214,000	$32.08

Options exercisable—end of year	52,000		64,000		214,000

Additional information for stock options outstanding and exercisable at September 30, 2007 is as follows:

Range of exercise prices	Outstanding options	Weighted average remaining contractual life (in years)	Exercisable options	Weighted average exercise price

$10.00	16,000	0.14	16,000	$10.00
$41.80	33,000	0.25	33,000	$41.80
$115.50	12,000	8.56	3,000	$115.50

	61,000		52,000

10.   Employee Stock Ownership Plan

The Company initiated an Employee Stock Ownership Plan ("ESOP") in December 2000 as part of its benefit plan package covering substantially all employees, provided they have met certain eligibility requirements as defined in the plan document. The ESOP is designed to provide employees with ownership of the Company's stock.

In December 2000, the ESOP borrowed $4 million from a third party and used the proceeds to purchase 234,467 shares of the Company's common stock (6.7% of the outstanding common stock of the Company at that date). The ESOP notes were guaranteed by the Company with a four-year maturity and a variable interest rate at prime. The notes were repaid in full in December 2004.

The number of shares allocated to participants was based on the quarterly payments of principal and interest due on the ESOP notes. During the year ended September 30, 2005 shares valued at approximately $0.7 million were allocated to participants and were included in the consolidated statements of operations as compensation cost. All shares were allocated to participants as of September 30, 2005, therefore, there were no new shares allocated to participants during fiscal years 2007 and 2006. Forfeited shares are re-allocated pro rata to participants.

During fiscal 2007, the Company purchased, directly from former employees, 39,937 shares that were previously allocated under the ESOP. During fiscal 2006 and 2005, the Company purchased, directly from former employees, 20,785 shares and 25,580 shares, respectively, that were previously allocated under the ESOP.

11.   Income Taxes

The benefit from income taxes for the year ended September 30, 2007 and the provision for income taxes for the years ended September 30, 2006 and 2005 consists of the following:

(in thousands)	2007	2006	2005

Current tax (benefit) expense:
Federal	$(18,727)	$21,924	$52,383
State	275	2,184	4,679

Total current tax (benefit) expense	(18,452)	24,108	57,062
Deferred tax benefit
Federal	(29,114)	(538)	(5,852)
State	1,099	(54)	(521)

Total deferred tax benefit	(28,015)	(592)	(6,373)

Total	$(46,467)	$23,516	$50,689

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset as of September 30, 2007 and 2006 are as follows:

(in thousands)	2007	2006

Deferred tax assets:
Inventory valuation adjustments	$82,092	$7,387
Warranty, general liability and litigation reserves	4,996	4,763
Tax basis step-up on purchase of partnership interests	3,513	1,591
Partnership interests tax basis differences	2,321
State net operating loss carryforward	1,784
Deferred and equity based compensation	747	1,100
Other	50	23

	95,503	14,864
Valuation allowance	(52,698)

Total deferred tax assets	42,805	14,864
Deferred tax liabilities:
Depreciation	657	731

Total deferred tax liabilities	657	731

Net deferred tax asset	$42,148	$14,133

As of September 30, 2007, the Company has recorded valuation allowances for certain deferred tax assets as sufficient uncertainty exists regarding the future realization of these deferred tax assets through the offset of future taxable income. As such, the Company established a valuation allowance on all deferred tax assets not assured of realization by either offsetting existing taxable temporary differences or carryback to open tax years. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

The following table reconciles the federal statutory income tax rate to the effective income tax rate for the years ended September 30, 2007, 2006 and 2005:

	2007	2006	2005

Income taxes at federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax	(2.0)	2.1	2.0
Pemanent differences	0.1	(1.5)	(0.4)
Valuation allowance	19.7
Other	(0.2)	0.4	0.3

Effective rate	(17.4)%	36.0%	36.9%

12.   Related-Party Transactions

Transactions involving the controlling shareholder

In August 2007, the Company entered into an employment agreement with the controlling shareholder, David K. Hill. The initial term of the agreement is from October 1, 2006 until October 1, 2011, and thereafter the agreement will renew automatically for one-year terms unless terminated by either party upon ninety days written notice. See Item 11, "Executive Compensation—Employment and Other Agreements", for a description of the controlling shareholder's employment agreement.

In January 2007, the Company sold its ownership interest in a San Jose, California high-rise residential real estate project to an entity controlled by the controlling shareholder of the Company for $2.9 million, which was equal to the Company's total financial investment in the project. This transaction was approved by the Company's Board of Directors.

During fiscal 2005, an entity controlled by the controlling shareholder of the Company paid the Company $0.1 million in fees for management of non-consolidated housing projects. The fees were based on a percentage of revenues.

An entity controlled by the controlling shareholder of the Company had entered into several limited partnerships with the Company. A summary of the activity included in the Company's financial statements is as follows:

(in thousands)	2005

Beginning balance of related party included in minority interest	$36,446
Contributions from related party
Distributions to related party	(42,399)
Minority interest in net earnings	5,953

Ending balance of related party included in minority interest	$—

During fiscal 2005, the Company purchased the related entity's interests in these partnerships at a price of $27.3 million, which was approximately $8.4 million over the reported minority interest financial statement basis. The transaction was treated as an exchange of assets between entities under common control, and the amount of purchase price over the financial statement basis was treated as a distribution to the controlling shareholder of the Company.

As of September 30, 2005, the Company had paid cumulative premiums totaling $3.8 million relating to life insurance policies for the controlling shareholder. The cumulative premiums paid were recorded, with the Company's cash surrender value on policies where the Company is the beneficiary, in deferred expenses and other assets on the consolidated balance sheets. In response to the uncertainty created by Section 402 of the Sarbanes-Oxley Act of 2002, on April 11, 2006, the controlling shareholder paid the Company approximately $4.2 million for all premiums advanced by the Company under these policies and the Company suspended making any further payments on behalf of the controlling shareholder.

Transactions involving other related parties

On September 12, 2006, the Company entered into a Subscription Agreement and Investor Rights Agreement with Equity Investments III, LLC ("EI"). Pursuant to the Subscription Agreement, the Company sold 952,380 shares of its common stock to EI for an aggregate purchase price of $110 million, effectively making EI a related party. As of September 30, 2007, EI owns approximately 21% of the Company's issued and outstanding stock.

In addition to the transaction described above, the following is a summary of the transactions between the Company and EI or its affiliates since October 1, 2005:

Notes Payable.    The Company was a party to several credit facilities and loans with an affiliate of EI, which were used to fund acquisition, development or construction projects. All amounts outstanding under these facilities and loans were repaid on December 19, 2005 with proceeds from the issuance of $203 million of senior subordinated bonds and a new $500 million senior credit facility. From October 1, 2005 until December 19, 2005, the Company paid approximately $3.0 million to the affiliate of EI, which represented interest and fees payable under these facilities and loans.

Limited Partnership Investment.    At September 30, 2006, an affiliate of EI was a limited partner in three consolidated partnerships formed by the Company to engage in certain residential development and construction projects. A summary of the activity included in the Company's consolidated financial statements is as follows:

(in thousands)	2007	2006

Beginning balance of related party included in minority interest	$35,029	$35,000
Contributions from related party	3,000
Distributions to related party(a)	(25,802)
Partner profit recorded as a step-up in inventory(a)	8,914
Minority interest in net (losses) earnings	(14,753)	29

Ending balance of related party included in minority interest	$6,388	$35,029

(a)
During fiscal 2007, the Company purchased developed lots from two consolidated joint ventures at fair market in accordance with the underlying joint venture agreements. The amount of purchase price allocated to an affiliate of EI over the minority interest basis was treated as a step-up in the financial statement basis of the inventory and will be recognized as cost of sales as the underlying inventory is delivered to the Company's customers. After closing the transactions, the consolidated joint ventures distributed $25.8 million to the limited partner and terminated one of the consolidated joint ventures.

The Company repurchased 77,298 shares from a former officer for $7.1 million during fiscal 2007 and repurchased 403,201 shares from certain current and former directors and officers for $46.4 million during fiscal 2006.

13.   Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land for future development and/or developed lots. The agreements generally are contingent upon municipality approvals. As of September 30, 2007, the Company has rights, under such agreements, to purchase approximately 6,200 lots, within 27 separate developments, with an aggregate contract price of approximately $248 million. Approximately 1,600 of those lots contain specific performance requirements, with an aggregate purchase price of approximately $45 million, of which the Company is obligated to pay approximately $1 million within the next twelve months and the remaining $44 million at various dates beginning in March 2009. Approximately 2,300 of the lots, with an aggregate purchase price of approximately $134 million, are to be purchased from joint ventures in which the Company has an equity investment.

At September 30, 2007, excluding inventory not owned (see note 3), the Company was contingently liable to banks and financial institutions for approximately $102 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land option contracts.

Under the terms of the Company's amended stock plans (see notes 1 and 9), the Company has contractual obligations to purchase shares of its common stock, including shares issuable under outstanding options, from certain of its directors, executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, termination, retirement or resignation. As of September 30, 2007, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been approximately $13.3 million in the event that all of these obligations were triggered. The Company's ability to satisfy its repurchase obligations is subject to certain limitations set forth in the indenture governing the senior subordinated notes issued by the Company. In addition, if Mr. Hill's employment is terminated by reason of his death or permanent disability, his family trust may request the Company to purchase up to 500,000 shares of its common stock, and upon receipt of such request the Company will reasonably determine in its sole discretion how many shares to purchase in light of the Company's financial condition and prospects and the limitations, restrictions and constraints in its loan and financing arrangements at the time. The purchase price payable by the Company will be the fair market value at that time.

The Company is involved in litigation incidental to its business, the disposition of which should not have a material effect on the Company's financial position or results of operations.

The Company provides product warranties to its customers covering workmanship, materials and certain mechanical systems for two years, and structural systems for ten years. The Company estimates and records warranty liabilities based on historical experience and known risks at the time a home closes, and in the case of unexpected claims, upon identification and quantification of the obligations. The Company's warranty accrual is included in accounts payable and accrued expenses in its consolidated balance sheets. Changes in the Company's warranty liability for the fiscal years ended September 30, 2007, 2006 and 2005 are as follows:

(in thousands)	2007	2006	2005

Balance at beginning of year	$5,798	$5,844	$3,324
Warranties issued	4,259	5,419	6,204
Settlements and other adjustments	(4,839)	(5,465)	(3,684)

Balance at end of year	$5,218	$5,798	$5,844

At September 30, 2007, the Company was committed to fund approximately $5.1 million in mortgage loans to homebuyers at agreed-upon rates. The Company has entered into best-efforts and mandatory sale commitments to sell these mortgages to third parties.

14.   Segment Information and Concentrations

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), the Company has identified five reportable homebuilding segments, conducting business in 9 states, and one mortgage banking reportable segment. The Company's homebuilding segments are engaged in the acquisition and development of land, and construction and sale of residential homes. The Company's mortgage banking segment originates mortgages, which are sold to third parties.

The Company's chief decision maker, its chief executive officer, routinely reviews information on the Company's operating segments. Management evaluates a segment's performance based upon a number of factors including segment earnings before income taxes.

The Company's corporate departments provide certain services that are advantageous to perform in a centralized manner, given certain cost efficiencies or required technical expertise. The Company's corporate functions include: financial analysis, human resources, information technology, legal, planning, risk management, sales training and treasury. Only corporate costs that are deemed to directly benefit certain operating segments are allocated to those operating segments.

Operations within the Company's reportable homebuilding segments have been determined to have similar economic characteristics, including: similar historical and expected future operating performance, employment trends, land acquisition and land constraints, and municipality behavior and meet the other aggregation criteria in SFAS 131. The reportable homebuilding segments include operations in the following geographical regions:

  Florida

  Midwest: Illinois, Ohio and Wisconsin

  Nevada

  Pacific Coast: California, Oregon and Washington

  Texas

In March 2006, the Company decided to exit the Cleveland market based on its perception regarding local market conditions currently and in the foreseeable future. The Company completed all construction and sales activities during its second fiscal quarter of 2007.

In May 2007, the Company decided to exit the Milwaukee, Wisconsin market. The Company's decision to exit the Milwaukee market reflects its perception regarding local market conditions currently and in the foreseeable future.

In May 2007, the Company decided to exit the Portland, Oregon and Vancouver, Washington markets. A decision to continue in these markets would have required near term investments to provide lots for the future to sustain its operations. The Company decided to redeploy its capital and narrow its management focus to the other existing markets.

The Company's internal measurement system has established accountabilities to continually improve business focus and increase its ability to react quickly to changes in particular markets as well as changes to the overall homebuilding business cycle. This measurement system, which is not based on GAAP, is intended to motivate behavior of employees and drive performance. The sales and cost information used for internal purposes varies from the Company's consolidated, externally reported information resulting in reconciling items.

The following tables illustrate the revenue, earnings before income taxes and assets of the Company's reportable segments. Included are reconciliations to the amounts reported in the Company's consolidated financial statements.

	For the fiscal years ended September 30:
Revenues (in thousands)	2007	2006	2005

Florida	$89,537	$112,470	$116,951
Midwest	162,502	263,506	280,859
Nevada	171,813	171,455	176,803
Pacific Coast	155,814	290,406	326,482
Texas	296,403	323,887	243,843
Mortgage banking	5,332	8,222	6,557

Segment revenue subtotal	881,401	1,169,946	1,151,495
Corporate and unallocated(a)	2,449	2,120	1,703
GAAP adjustment(b)	16,182

Consolidated total revenues	$900,032	$1,172,066	$1,153,198

(a)
Corporate and unallocated includes land sales where the asset was held in the Company's corporate department rather than one of the Company's operating segments. Rental and other income are also included within corporate and unallocated revenues.

(b)
The GAAP adjustment is for certain closing costs and brokers commissions that are included as reductions to revenue in the Company's internal measurement system that are reported as expenses in accordance with GAAP.

	For the fiscal years ended September 30:
(Loss) Earnings Before Income Taxes (in thousands)	2007	2006	2005

Florida	$(33,604)	$7,502	$15,168
Midwest	(89,075)	(13,870)	25,035
Nevada	(9,460)	42,143	67,543
Pacific Coast	(79,556)	68,620	110,103
Texas	5,461	15,066	5,572
Mortgage banking	554	3,633	1,718

Segment (loss) earnings before income taxes subtotal	(205,680)	123,094	225,139
Corporate and unallocated	(36,661)	(29,780)	(39,233)

	(242,341)	93,314	185,906
Homebuilding interest expense	(38,079)	(32,899)	(27,696)
GAAP adjustment(c)	13,417	4,905	(20,687)

Consolidated (loss) earnings before income taxes	$(267,003)	$65,320	$137,523

(c)
Included in the fiscal 2005 GAAP adjustment is compensation expense of $15.9 million related to stock options that were deemed to be variable awards. This expense was not included within the Company's internal measurement system. Also included in the GAAP adjustment for all fiscal years presented is (a) a timing difference for certain capitalizable indirect construction costs that are expensed as incurred in the Company's internal measurement system and (b) minority interest expense which is not included in the Company's internal measurement system.

	As of September 30:
Assets (in thousands)	2007	2006

Florida	$58,730	$91,226
Midwest	185,839	267,519
Nevada	188,619	224,331
Pacific Coast	84,700	181,289
Texas	154,930	197,604
Mortgage banking	6,529	10,859

Segment assets subtotal	679,347	972,828
Corporate and unallocated	182,430	118,749
GAAP adjustment(d)	19,631

Consolidated assets	$881,408	$1,091,577

(d)
The GAAP adjustment to assets relates to a general inventory accrual which was not included in our internal measurement system.

15.   Summarized Financial Information

The Company's senior subordinated notes and senior credit facility are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's wholly owned subsidiaries ("Guarantor Subsidiaries"), other than the Company's mortgage subsidiary. The Company's mortgage subsidiary and majority owned and controlled subsidiaries are non-guarantors ("Non-Guarantor Subsidiaries") of the senior subordinated notes and the senior credit facility. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

As of September 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
HOMEBUILDING:
Cash and cash equivalents	$18,475	$9,471	$50		$27,996
Receivables		33,339	646		33,985
Income taxes receivable	22,834				22,834
Inventory		606,322	55,944		662,266
Inventory not owned		30,100			30,100
Deferred expenses and other assets	8,899	10,412			19,311
Investments in and advances to unconsolidated entities		24,936			24,936
Deferred income taxes	42,148				42,148
Property and equipment, net of accumulated depreciation	8,403	2,900			11,303
Investments in subsidiaries	83,569	(11,839)		(71,730)

	184,328	705,641	56,640	(71,730)	874,879
MORTGAGE BANKING			6,529		6,529

TOTAL ASSETS	$184,328	$705,641	$63,169	$(71,730)	$881,408

Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$239	$96,494	$172		$96,905
Deposits on sales of residential units		4,497	204		4,701
Liabilities related to inventory not owned		2,675			2,675
Notes payable	532,079		31,644		563,723
Intercompany	(511,103)	482,050	29,053

	21,215	585,716	61,073		668,004
MORTGAGE BANKING			873		873

Total liabilities	21,215	585,716	61,946		668,877
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			12,835	(583)	12,252
MINORITY INTEREST IN INVENTORY NOT OWNED		37,166			37,166
REDEEMABLE EQUITY	10,367				10,367
SHAREHOLDERS' EQUITY	152,746	82,759	(11,612)	(71,147)	152,746

TOTAL LIABILITIES AND EQUITY	$184,328	$705,641	$63,169	$(71,730)	$881,408

As of September 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
HOMEBUILDING:
Cash and cash equivalents	$1,518	$14,511	$13	$—	$16,042
Receivables		32,834	2,489		35,323
Inventory		720,984	178,313		899,297
Inventory not owned		37,821			37,821
Deferred expenses and other assets	9,103	9,938	188		19,229
Investments in and advances to unconsolidated entities		48,238			48,238
Deferred income taxes	14,133				14,133
Property and equipment, net of accumulated depreciation	8,291	2,344			10,635
Investments in subsidiaries	309,830	19,523		(329,353)

	342,875	886,193	181,003	(329,353)	1,080,718
MORTGAGE BANKING			10,859		10,859

TOTAL ASSETS	$342,875	$886,193	$191,862	$(329,353)	$1,091,577

Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$228	$105,809	$742	$—	$106,779
Deposits on sales of residential units		6,246	87		6,333
Liabilities related to inventory not owned		5,015			5,015
Income taxes payable	3,702				3,702
Notes payable	454,665	9,801	35,742		500,208
Intercompany	(509,172)	423,848	85,324

	(50,577)	550,719	121,895		622,037
MORTGAGE BANKING			1,123		1,123

Total liabilities	(50,577)	550,719	123,018		623,160
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			43,827	(583)	43,244
MINORITY INTEREST IN INVENTORY NOT OWNED		31,721			31,721
REDEEMABLE EQUITY	26,334				26,334
SHAREHOLDERS' EQUITY	367,118	303,753	25,017	(328,770)	367,118

TOTAL LIABILITIES AND EQUITY	$342,875	$886,193	$191,862	$(329,353)	$1,091,577

For the year ended September 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$869,953	$117,435	$(95,194)	$892,194
Rental and other income	270	2,225	11		2,506

Total homebuilding revenues	270	872,178	117,446	(95,194)	894,700
Expenses:
Cost of sales of residential units and land		969,117	146,874	(76,531)	1,039,460
General and administrative	22,597	37,474	114		60,185
Sales and marketing		55,015	1,582		56,597
Depreciation	227	618			845

Total homebuilding expenses	22,824	1,062,224	148,570	(76,531)	1,157,087
Intercompany charge	22,554	(22,554)
Equity in losses of unconsolidated joint ventures		(20,373)			(20,373)
Minority interests in net losses of consolidated partnerships			6,289	8,914	15,203

Homebuilding loss before income taxes	—	(232,973)	(24,835)	(9,749)	(267,557)

MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			5,314		5,314
Interest income			18		18

Total mortgage banking revenues			5,332		5,332
Expenses:
General and administrative			4,707		4,707
Depreciation			71		71

Total mortgage banking expenses			4,778		4,778

Mortgage banking earnings before income taxes			554		554

EQUITY IN LOSS OF CONSOLIDATED SUBSIDIARIES	(267,003)	(34,584)		301,587

LOSS BEFORE INCOME TAXES	(267,003)	(267,557)	(24,281)	291,838	(267,003)
BENEFIT FROM INCOME TAXES	(46,467)	(46,563)	(4,226)	50,789	(46,467)

NET LOSS	$(220,536)	$(220,994)	$(20,055)	$241,049	$(220,536)

For the year ended September 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$1,141,282	$30,961	$(11,563)	$1,160,680
Rental and other income	477	1,820	867		3,164

Total homebuilding revenues	477	1,143,102	31,828	(11,563)	1,163,844
Expenses:
Cost of sales of residential units and land		956,240	27,749	(10,786)	973,203
General and administrative	24,495	45,434	78		70,007
Sales and marketing		58,968	1,153		60,121
Depreciation	185	566			751

Total homebuilding expenses	24,680	1,061,208	28,980	(10,786)	1,104,082
Intercompany charge	24,203	(24,203)
Equity in income of unconsolidated joint ventures		2,215			2,215
Minority interests in net losses (earnings) of consolidated partnerships		590	(1,463)	583	(290)

Homebuilding earnings before income taxes	—	60,496	1,385	(194)	61,687

MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			8,188		8,188
Interest income			34		34

Total mortgage banking revenues			8,222		8,222
Expenses:
General and administrative			4,490		4,490
Interest expense			7		7
Depreciation			92		92

Total mortgage banking expenses			4,589		4,589

Mortgage banking earnings before income taxes			3,633		3,633

EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	65,320	722		(66,042)

EARNINGS BEFORE INCOME TAXES	65,320	61,218	5,018	(66,236)	65,320
PROVISION FOR INCOME TAXES	23,516	22,038	1,806	(23,844)	23,516

NET EARNINGS	$41,804	$39,180	$3,212	$(42,392)	$41,804

For the year ended September 30, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$1,127,655	$16,016	$—	$1,143,671
Rental and other income	246	2,376	348		2,970

Total homebuilding revenues	246	1,130,031	16,364		1,146,641
Expenses:
Cost of sales of residential units and land		850,199	12,447		862,646
General and administrative	26,981	66,738	294		94,013
Sales and marketing		49,816	735		50,551
Depreciation	105	617	34		756

Total homebuilding expenses	27,086	967,370	13,510		1,007,966
Intercompany charge	26,840	(26,840)
Equity in income of unconsolidated joint ventures		3,282			3,282
Minority interests in net earnings of consolidated partnerships		(5,953)	(199)		(6,152)

Homebuilding earnings before income taxes	—	133,150	2,655		135,805

MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			6,496		6,496
Interest income			61		61

Total mortgage banking revenues			6,557		6,557
Expenses:
General and administrative			4,681		4,681
Interest expense			34		34
Depreciation			124		124

Total mortgage banking expenses			4,839		4,839

Mortgage banking earnings before income taxes			1,718		1,718

EQUITY IN INCOME OF CONSOLIDATED SUBSIDIARIES	137,523	2,655		(140,178)

EARNINGS BEFORE INCOME TAXES	137,523	135,805	4,373	(140,178)	137,523
PROVISION FOR INCOME TAXES	50,689	50,112	1,614	(51,726)	50,689

NET EARNINGS	$86,834	$85,693	$2,759	$(88,452)	$86,834

For the year ended September 30, 2007 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(220,536)	$(220,994)	$(20,055)	$241,049	$(220,536)
Adjustments to reconcile net loss to net flows from operating activities	175,102	176,873	122,205	(270,750)	203,430

Net cash (used in) provided by operating activities	(45,434)	(44,121)	102,150	(29,701)	(17,106)
Cash flows from investing activities:
Purchases of property and equipment	(339)	(1,176)	(31)		(1,546)
Disposals of property and equipment		3			3
Distributions of contributed capital from investments in unconsolidated entities		3,855			3,855
Contributions to investments in unconsolidated entities		(7,789)			(7,789)
Contributions to investments in subsidiaries		(4,213)		4,213

Net cash used in investing activities	(339)	(9,320)	(31)	4,213	(5,477)
Cash flows from financing activities:
Proceeds from issuance of notes payable	306,357		9,940		316,297
Repayments of notes payable	(229,212)	(9,801)	(14,038)		(253,051)
Debt issuance costs	(1,700)				(1,700)
Net proceeds from issuance of common stock	39				39
Repurchases of common stock	(10,823)				(10,823)
Contributions from minority interests			3,000		3,000
Distributions to minority interests			(27,703)	8,914	(18,789)
Contributions from parent and guarantors			4,213	(4,213)
Distributions to parent and guarantors			(20,787)	20,787
Intercompany	(1,931)	58,202	(56,271)

Net cash provided by (used in) financing activities	62,730	48,401	(101,646)	25,488	34,973

Net increase (decrease) in cash and cash equivalents	16,957	(5,040)	473	—	12,390
Cash and cash equivalents— Beginning of year	1,518	14,511	2,636		18,665

Cash and cash equivalents— End of year	$18,475	$9,471	$3,109	$—	$31,055

Reconciliation to cash and cash equivalents reported on the consolidated balance sheets:
Homebuilding	$18,475	$9,471	$50		$27,996
Mortgage banking			3,059		3,059

Total	$18,475	$9,471	$3,109		$31,055

For the year ended September 30, 2006 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net earnings	$41,804	$39,180	$3,212	$(42,392)	$41,804
Adjustments to reconcile net earnings to net flows from operating activities	(47,564)	(59,949)	(45,401)	40,954	(111,960)

Net cash used in operating activities	(5,760)	(20,769)	(42,189)	(1,438)	(70,156)
Cash flows from investing activities:
Purchases of property and equipment	(5,883)	(1,328)	(25)		(7,236)
Disposals of property and equipment		151	858		1,009
Distributions of contributed capital from investments in unconsolidated entities		748			748
Contributions to investments in unconsolidated entities		(10,824)			(10,824)
Contributions to investments in subsidiaries		(9,079)		9,079

Net cash (used in) provided by investing activities	(5,883)	(20,332)	833	9,079	(16,303)
Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	868,922	323,189	26,488		1,218,599
Repayments of notes and mortgage loans payable	(418,383)	(710,426)	(62,993)		(1,191,802)
Debt issuance costs	(6,598)				(6,598)
Net proceeds from issuance of common stock	114,825				114,825
Repurchases of common stock	(48,819)				(48,819)
Distributions to minority interests		144	(2,685)		(2,541)
Contributions from parent and guarantors			9,079	(9,079)
Distributions to parent and guarantors			(1,438)	1,438
Intercompany	(503,661)	432,919	70,742

Net cash provided by financing activities	6,286	45,826	39,193	(7,641)	83,664

Net (decrease) increase in cash and cash equivalents	(5,357)	4,725	(2,163)	—	(2,795)
Cash and cash equivalents— Beginning of year	6,875	9,786	4,799		21,460

Cash and cash equivalents— End of year	$1,518	$14,511	$2,636	$—	$18,665

Reconciliation to cash and cash equivalents reported on the consolidated balance sheets:
Homebuilding	$1,518	$14,511	$13		$16,042
Mortgage banking			2,623		2,623

Total	$1,518	$14,511	$2,636		$18,665

For the year ended September 30, 2005 (in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net earnings	$86,834	$85,693	$2,759	$(88,452)	$86,834
Adjustments to reconcile net earnings to net flows from operating activities	(73,722)	(46,000)	(45,685)	88,027	(77,380)

Net cash provided by (used in) operating activities	13,112	39,693	(42,926)	(425)	9,454
Cash flows from investing activities:
Purchases of property and equipment		(452)	(103)		(555)
Distributions of contributed capital from investments in unconsolidated entities		824			824
Contributions to investments in unconsolidated entities		(25,506)			(25,506)
Contributions to investments in subsidiaries		(8,004)		8,004

Net cash used in investing activities		(33,138)	(103)	8,004	(25,237)
Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable		982,575	73,496		1,056,071
Repayments of notes and mortgage loans payable	(111)	(966,626)	(47,044)		(1,013,781)
Net proceeds from issuance of common stock	4,129				4,129
Repurchases of common stock	(1,857)				(1,857)
Distributions	(8,426)				(8,426)
Contributions from minority interests			36,000		36,000
Distributions to minority interests		(42,399)	(150)		(42,549)
Contributions from parent and guarantors			8,004	(8,004)
Distributions to parent and guarantors			(425)	425
Intercompany	(3,199)	26,852	(23,653)

Net cash (used in) provided by financing activities	(9,464)	402	46,228	(7,579)	29,587

Net increase in cash and cash equivalents	3,648	6,957	3,199	—	13,804
Cash and cash equivalents— Beginning of year	3,227	2,829	1,600		7,656

Cash and cash equivalents— End of year	$6,875	$9,786	$4,799	$—	$21,460

16.   Subsequent Events

In November 2007, the Company repurchased 55,000 shares from a former officer and issued the former officer a $2.7 million non-negotiable promissory note for the purchase price. The note bears interest at the prime rate and will mature on January 31, 2008.

In October 2007, the Company sold an office building in its corporate complex to an entity controlled by its controlling shareholder's brother for $1.7 million. The majority of the space in the building has been leased to an entity controlled by the controlling shareholder's brother for over 12 years.

In October 2007, the Company's mortgage banking subsidiary (KH Financial L.P., or "KHF"), Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, "Wells Fargo") formed a new joint venture, KH Mortgage, LLC ("KH Mortgage"). KHF contributed $250,000 in cash and contributed various assets to establish KH Mortgage. Then, pursuant to the Assignment of Interest Agreement between the parties, Wells Fargo paid KH Mortgage $1,875,000 for a 50.1% interest in the joint venture and KHF retained ownership of the remaining 49.9% of KH Mortgage. KH Mortgage will provide our customers access to a full range of competitively priced mortgage products from a nationally recognized mortgage lender and loan servicer. KHF will cease day to day operations during the second fiscal quarter of 2008 after it has fully satisfied all commitments to borrowers for loans.

17.   Summarized Consolidated Quarterly Financial Data (Unaudited)

Three months ended (in thousands)	Dec. 31	March 31	June 30	Sept. 30

Fiscal 2007:
Total revenues	$240,571	$192,204	$209,000	$258,257
Gross homebuilding (loss) profit	(4,322)	3,431	(53,511)	(90,358)
Net loss	(20,969)	(13,242)	(40,893)	(145,432)
Fiscal 2006:
Total revenues	$223,920	$233,439	$312,852	$401,855
Gross homebuilding profit	55,247	49,634	52,913	32,847
Net earnings	15,547	10,998	11,965	3,294

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure controls and procedures.    We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Act")) that are designed to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation and our performance of additional analysis and other post-closing procedures prior to filing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as previously reported, Edward J. Madell, Vice President, Chief Financial Officer and Treasurer, has been absent on an unexpected medical leave since the beginning of December 2007. In his absence, certain incremental responsibilities have been borne by individuals who have significant roles in the preparation and review of our periodic reports. Bradley R. Grining, Vice President and Controller, is acting as the principal financial officer, in addition to principal accounting officer, for purposes of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The names, ages and positions of our directors and executive officers as of December 1, 2007 are set forth below:

Name	Age	Position

David K. Hill	67	Executive Chairman of the Board of Directors
C. Kenneth Love	54	President, Chief Executive Officer and Director
Edward J. Madell	42	Vice President, Chief Financial Officer and Treasurer
Robert J. Ryan	54	Senior Vice President, People
Brian A. Loftus	65	Senior Vice President and Secretary
Ann M. Hamilton	47	Vice President and General Counsel
Hal H. Barber	64	Senior Vice President, Finance
William E. Long	67	President and Chief Executive Officer, KH Financial, L.P.
Bradley R. Grining	33	Vice President and Controller
Larry H. Dale	61	Director
Kent W. Colton	64	Director
Roy Humphreys	66	Director
Bruce I. McPhee	63	Director
J. Richard Budd, III	55	Director

David K. Hill, Executive Chairman, founded us in 1969 and has over 35 years of experience in the home building industry. Mr. Hill served as our Chief Executive Officer from 1969 to 2007. In 2001, Mr. Hill was inducted into the National Association of Home Builders ("NAHB") Hall of Fame. Mr. Hill has served as president of the Home Builders Association of Greater Chicago, a two-term chair of the NAHB Standing Committee on Mortgage Finance, a member of the NAHB Executive Committee, an officer of the Home Building Mortgage Access Corporation, vice chairman of the AFL-CIO Housing Investment Trust, a board member of the Federal Home Loan Bank of Chicago and president of the National Center for Housing Policy. Mr. Hill is a high honors graduate of Princeton University and of Northwestern University Law School.

C. Kenneth Love, President and Chief Executive Officer, joined us on June 1, 2005, and was elected President on October 1, 2006, and President and Chief Executive Officer on October 1, 2007. Before joining us, Mr. Love was employed by Deloitte & Touche LLP from 1976-2005 and had significant responsibilities in client service and firm management roles, including service as a Senior Partner. He served as Managing Partner of the Midwest Assurance and Enterprise Risk Services (AERS) practice and was a member of the national AERS Management Committee. Mr. Love also served as the Lead Client Service Partner for a number of Deloitte's manufacturing clients in the firm's Global Strategic Client Services program. Mr. Love graduated with honors from the University of Texas at Austin with post graduate education at Columbia University and IMD International in Switzerland.

Edward J. Madell, Vice President, Chief Financial Officer and Treasurer, joined us in 2004 as Vice President and Treasurer. On September 21, 2007, Mr. Madell was promoted to Chief Financial Officer. Prior to joining us, Mr. Madell was a Vice President in the Commercial Real Estate Market—Special Industries division of Harris Trust & Savings Bank from 2000-2004. He was responsible for syndicating over $1 billion in homebuilding credit facilities. Mr. Madell holds a bachelor's degree from the University of Illinois—Chicago and a master's degree from DePaul University.

Robert J. Ryan, Senior Vice President, People, joined us on October 23, 2006. Mr. Ryan has over 25 years of experience with both private and public corporations in the manufacturing industry. He began his career in production management and moved into human resources in 1988 at Procter &

Gamble. Subsequently, he held senior human resource positions at Griffith Laboratories and Bombardier Recreation Products. Mr. Ryan holds a bachelor's degree in mechanical engineering from Carleton University in Ottawa, Canada.

Brian A. Loftus, Senior Vice President and Secretary, joined us as Senior Vice President and General Counsel in 2001, after having served as a director since 1996. In 2007, Mr. Loftus stepped down from his duties as General Counsel but remains active with the company. Prior to joining us, Mr. Loftus was a senior partner at Winston & Strawn, where he served for 24 years, and served as Vice President and General Counsel of UOP LLC and UNO-VEN Company. A member of the Association of Corporate Counsel, he served as a director and president of the Chicago chapter. Mr. Loftus is an honors graduate of Princeton University and New York University School of Law.

Ann M. Hamilton, Vice President and General Counsel, joined Kimball Hill on July 1, 2003 as the Assistant General Counsel. She was elected a Vice President in October 2005 and was promoted to General Counsel on October 1, 2007. Prior to joining us, Ms. Hamilton was the Corporate Counsel for Fuel Tech, Inc., of Batavia, Illinois, from 1998 to 2003, and she previously held the position of Senior Litigation Counsel for Motorola, Inc. in Schaumburg, Illinois from 1992 to 1998, and was an associate at Kirkland & Ellis in Chicago from 1986 to 1992. Ms. Hamilton received her bachelor's degree in 1981 from the University of Illinois College of Liberal Arts and Sciences and her law degree summa cum laude from the University of Illinois College of Law in 1985.

Hal H. Barber, Senior Vice President, Finance, joined us in 1983 as a Director and Vice President of Finance and Administration. He became a Senior Vice President in 2003. Mr. Barber has held key positions with major corporations in the insurance industry, including as a member of the long-range planning task force for Kemper Insurance. Mr. Barber attended the University of Denver.

William E. Long, President and Chief Executive Officer of KH Financial, L.P., our mortgage banking subsidiary, has over 35 years of experience in the mortgage industry and was the president of a major national mortgage bank for 19 years prior to joining us in 2000. Mr. Long serves on the Mortgage Bankers Association of America's board of governors and has chaired the organization's GNMA Liaison, Capital Markets and Membership committees. Mr. Long has also served on task forces and advisory boards for federal and state housing finance agencies, as well as the private mortgage insurance industry. Mr. Long graduated from the University of Notre Dame and holds an MBA from the University of Chicago.

Bradley R. Grining, Vice President and Controller, joined us in 2002. Previously, Mr. Grining was employed by Deloitte & Touche LLP from 1997-2002 and most recently served as a manager in their Mergers and Acquisitions group. Mr. Grining earned a bachelor of business administration from Saint Louis University.

Larry H. Dale, Director, was elected to the Board in 1996. Mr. Dale had been employed by GMACCH Capital Corp., a subsidiary of GMAC, from 1997 to 2006 where he served as Executive Vice President. In March 2006, GMACCH Capital Corp. was sold and became CapMark Finance. Mr. Dale continued his employment through July 2006 at which point he retired from the firm. Beginning in July 2006, Mr. Dale was retained by CapMark Finance as an independent contractor until February 2007 at which point he became a Managing Director of Citi Community Capital, a branch of Citigroup's Municipal Securities Division. Mr. Dale is also Chairman of the Board of the National Equity Fund, Co-Chairman of the Board of the Community Preservation and Development Corporation, and a director of the Local Initiatives Support Corporation and Mercy Housing Inc. Formerly a Deputy Assistant Secretary for the Housing/FHA Commissioner, Mr. Dale also spent 10 years as Senior Vice President of Fannie Mae. Mr. Dale is a graduate of Cornell University and holds a master's degree from Syracuse University.

Kent W. Colton, Director, was elected to the Board in 1999. Mr. Colton served for 15 years as the Executive Vice President and Chief Executive Officer of the NAHB, and is a member of the NAHB Hall of Fame. Previously, Mr. Colton was the Executive Vice President of Policy, Planning and Economic Research at Freddie Mac and staff director for the President's Commission on Housing. Currently, Mr. Colton is a senior scholar at Harvard University's Joint Center for Housing Studies and President of K. Colton LLC. Mr. Colton currently serves on the Board of Directors of Apple REIT Seven, Inc. and Apple Hospitality Five, Inc. Mr. Colton is a graduate of Utah State University and holds a Masters of Public Administration from Syracuse University and a Ph.D. in urban studies and planning from the Massachusetts Institute of Technology.

Roy Humphreys, Director, was elected to the Board in 2003. Mr. Humphreys was President of Shea Homes from 1980 until his retirement in 2002. Mr. Humphreys has been named Builder of the Year by California Builder magazine and was inducted into the California Building Industry Foundation's Hall of Fame. A Georgia Tech University graduate, Mr. Humphreys received an MBA from the Wharton School at the University of Pennsylvania.

Bruce I. McPhee, Director, has been a director since 1990 and was a Vice Chairman of Kimball Hill, Inc. from 1993 until 2006. Mr. McPhee remains an employee of Kimball Hill. Before joining us, Mr. McPhee was the President and Chief Executive Officer of Bank One Chicago. Mr. McPhee has 28 years of banking industry experience and has served on several corporate boards. He holds a bachelor's degree from Drake University and an MBA from Loyola University.

J. Richard Budd, III, Director, became a director in 2007. Mr. Budd is a consultant with Cerberus Operations and Advisory Company. Since 2002, Mr. Budd has served on the board of directors of Silverleaf, Inc. Since 2001, he has been a partner in the restructuring advisory firm of Marotta Gund Budd & Dzera, LLC where he serves on the Audit, Compensation and Nominating committees. Mr. Budd was elected to our Board of Directors pursuant to the terms of the Investor Rights Agreement between Kimball Hill, Inc. and Equity Investments III, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Residential Funding Company, LLC. The Investor Rights Agreement provides that Equity Investments III, LLC has the right to designate one member of Kimball Hill's Board of Directors.

Regional Presidents

Thomas W. Jacobs, 41, West Regional President, began his career with us in 1991 and served as a Division President prior to becoming Pacific Coast Regional President in 2003. In October 2007, Mr. Jacobs was promoted to West Regional President. As West Regional President, Mr. Jacobs is responsible for our operations in the Midwest, Nevada and Pacific Coast regions. He has experienced all facets of the residential construction business. Mr. Jacobs received his degree in construction engineering from Texas Tech University.

Michael T. Richardson, 55, South Regional President, had directed our Texas operations as the Texas Regional President since 2004. In October 2007, Mr. Richardson was promoted to South Regional President. As South Regional President, Mr. Richardson is responsible for our operations in the Florida and Texas regions. Mr. Richardson brings over 30 years of homebuilding experience to the company. Mr. Richardson is a graduate of Angelo State University with a degree in mathematics.

Board and Board Committees

Director Independence

At the end of fiscal 2007, four of our seven directors were non-employee directors. We are a privately-owned company with no established public trading market for our common stock. As such, we have not formally determined whether Messrs. Dale, Colton, Humphreys and Budd, each a non-employee director, are "independent" under either the New York Stock Exchange or Nasdaq Stock Market listing standards.

Executive Committee

Our Board of Directors has established an Executive Committee, on which Messrs. Hill, Love and McPhee currently serve. The Executive Committee has the power and authority to transact all business for us and on our behalf when the full Board of Directors is not in session.

Audit Committee

Our Board of Directors has established an Audit Committee, on which Messrs. McPhee, Colton, Dale and Humphreys currently serve. The Audit Committee recommends our independent auditors, evaluates the effectiveness of our accounting practices, our internal controls, and our disclosures and reporting, reviews our periodic financial reports, reviews and recommends approval of the annual audit report and reviews material complaints that come through our compliance hotline. We have determined that Mr. Dale is an "audit committee financial expert," as defined under SEC regulations, but we have not determined at this time whether Mr. Dale is independent.

Compensation Committee

Our Board of Directors has established a Compensation Committee, on which Messrs. Humphreys, Love and Colton currently serve. The Compensation Committee recommends our general compensation philosophy and policies and reviews the administration of our compensation program, including salaries, bonuses, stock options and director fees.

Community Services Committee

Our Board of Directors has established a Community Services Committee, on which Messrs. Dale, Colton, Hill and Love currently serve. The Community Services Committee reviews our community contributions policies and procedures and provides guidance and input regarding our community contributions program.

Nominating Committee

Our Board of Directors has established a Nominating Committee, on which Messrs. Hill, McPhee and Dale currently serve. The Nominating Committee reviews the performance of our current board members and provides guidance and input regarding the appointment of new board members.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

This section includes information regarding, among other things, Kimball Hill's compensation program and each element of compensation that Kimball Hill provides. The goal of this section is to provide a summary of Kimball Hill's executive compensation practices and the decisions that Kimball Hill made during fiscal 2007 concerning the compensation package payable to its executive officers, including the seven executives in the Summary Compensation Table. Each of the seven executives listed in the Summary Compensation Table is referred to herein as a "named executive officer." This "Compensation Discussion and Analysis" should be read in conjunction with the detailed tables and narrative descriptions set forth below in this Item 11.

Overview

The material principles underlying our compensation policies, philosophies and decisions are intended to:

  •
  develop a framework to communicate organizational priorities and to encourage accountability around goal-setting, budgeting and incentive pay going forward;

  •
  align the interests of executive officers to the long-term interests of Kimball Hill and its stockholders;

  •
  take into consideration competitive market conditions and provide incentives for superior performance;

  •
  balance individual and organizational success and to assess both qualitative and quantitative factors; and

  •
  enable us to attract, motivate and retain highly talented individuals who are committed to our core values of leadership, performance, teamwork, integrity and respect.

Process for Setting Executive Compensation

Our Compensation Committee is responsible for evaluating the performance and approving the compensation of our Executive Chairman, President and Chief Executive Officer and Chief Financial Officer. However, Mr. Love does not participate in decisions made by the Compensation Committee with respect to his compensation. With input from appropriate members of our senior management, our human resources department and, from time to time, independent compensation consulting firms, our Compensation Committee annually reviews the compensation of our other named executive officers and makes recommendations as appropriate. In setting compensation levels and determining equity, bonus and other incentive awards in fiscal 2007, our Compensation Committee and senior management, working with the company's human resources personnel, reviewed publicly available market data and data provided by the annual Homebuilders Compensation Survey 2006, which is a market-based survey comprised of 35 homebuilders in the United States.

We engaged Towers Perrin, an independent compensation consulting firm, to assist us in determining the pay levels of executive officers for fiscal 2008, including our named executive officers, and to assist in the development of a new long-term incentive plan briefly discussed below. Going forward, we anticipate continuing to use the services of Towers Perrin in order to assist in providing benchmarking data and to ensure that our actual compensation practices remain competitive and consistent with our stated compensation policies and philosophies.

Elements of Our Compensation Program

Our compensation program is structured to expressly tie a significant portion of our executives' overall compensation to the performance of Kimball Hill and/or specific business units. The principal components of compensation for our named executive officers are:

  •
  base salary;

  •
  annual cash incentive bonuses;

  •
  equity-based incentives;

  •
  perquisites;

  •
  retirement and welfare benefits; and

  •
  severance benefits.

Actual levels of compensation received by participants are determined based upon individual skill and contribution, company and/or business unit performance and individual performance.

Base Salary.    As is customary, we provide a base salary to our named executive officers. We annually review the base salaries of our named executive officers. During such review, we take into account the following:

  •
  homebuilding market data provided in the annual Homebuilders Compensation Survey;

  •
  the executive officer's responsibilities, performance, experience and time in position; and

  •
  internal review of the executive officer's compensation, both individually and relative to other officers.

Variations in salary levels may occur as dictated by the experience level of the individual and market factors as well as our performance, retention concerns and other individual circumstances. In fiscal 2007, we did not increase the base salary for any of our named executive officers (except for a small inflationary increase for Mr. Madell), because we believed the total cash compensation provided to our named executive officers fairly compensated them and was consistent with our compensation policies and philosophies.

Effective October 1, 2007, in connection with Mr. Love's new position as Chief Executive Officer and President and Mr. Madell's new position as Vice President, Chief Financial Officer and Treasurer, our Compensation Committee approved increases in Messrs. Love's and Madell's base salary to $1,000,000 and $350,000, respectively. Mr. Love's base salary increase was pursuant to the terms of his employment agreement, which required an increase commensurate with his new position in light of the salaries of other senior executive officers of Kimball Hill. We targeted Mr. Madell's salary at the median of other principal financial officers at companies in the Homebuilders Compensation Survey.

Annual Cash Incentive Bonuses.    Kimball Hill provides annual cash incentive bonuses to its named executive officers. For fiscal 2007, our named executive officers' target bonuses and actual bonuses were as follows:

Name	Target ($)	Actual ($)

David K. Hill	1,800,000	900,000
C. Kenneth Love	1,200,000	667,000
Eugene K. Rowehl(1)	550,000	165,000
Edward J. Madell	120,000	120,000
William E. Long	430,000	275,000
Brian A. Loftus	475,000	250,000
Robert J. Ryan	200,000	175,000

(1)
Mr. Rowehl resigned from the company effective October 19, 2007.

For fiscal 2007, the company's annual bonus program was designed to be discretionary in nature and based upon the company's overall performance and the performance of specific business units and a review of each individual's qualitative performance. The discretionary nature of the annual bonuses allowed us to consider internal and external factors in determining each of our named executive officers' annual bonus. In addition, we believe the discretionary nature of our annual bonuses strengthens our core values by rewarding leadership, performance, teamwork, integrity and respect in a non-formulaic way. Due to deteriorating market conditions in the homebuilding industry, the actual bonuses paid out for fiscal 2007 were less than the target bonus amounts established at the beginning of fiscal 2007. Our Compensation Committee considered external factors as well as qualitative measures in determining the actual bonus awards for fiscal 2007, and the amounts listed above reflect such considerations.

For fiscal 2008, our named executive officers' target bonuses were set as a percentage of their respective base salaries:

Name	% of Base Salary

David K. Hill	120%
C. Kenneth Love	120%
Edward J. Madell	75%
William E. Long(1)	25%
Brian A. Loftus	75%
Robert J. Ryan	75%

(1)
Mr. Long intends to retire in 2008.

These bonuses will again be discretionary in nature and based upon the company's overall performance and the performance of specific business units and a review of each individual's qualitative performance.

Equity-Based Incentives.    We have historically granted options to purchase our common stock to certain of our executives, other key employees and directors. The exercise price for each option granted is the estimated fair market value of the common stock into which the option is exercisable, measured as of the date of the grant. The terms of the stock options range from three to ten years with vesting terms from immediately upon grant to vesting in equal annual installments over four years. As of September 30, 2007, an aggregate of 61,000 shares of our common stock, representing approximately 1% of our issued and outstanding shares on a fully-diluted basis, were subject to unexpired options. In fiscal 2007, we did not grant any equity-based incentives, because we believed the total compensation provided to our named executive officers fairly compensated them and was consistent with our compensation policies and philosophies.

Incentive Stock Option Plan

We adopted the Kimball Hill Homes Incentive Stock Option Plan on October 28, 1995. The plan, as amended, provides for the grant to certain of our executive and other key employees of options to purchase shares of our common stock. A committee designated by our Board of Directors administers the provided plan. The committee has broad powers under the plan, including exclusive authority (except as otherwise provided in the plan) to determine who will receive awards and the type, size and terms of awards to be granted. Options awarded under the Incentive Stock Option Plan are exercisable into shares of our common stock. The original plan provided for the grant of options to purchase up to 65,000 shares of our common stock, and subsequent amendments have provided for the issuance of options to purchase an additional 1,004,000 shares of common stock. The original plan and each amendment thereto specifically allocated all of the shares to individual executives and other key employees such that an amendment would be required to grant additional options.

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

No new options have been granted under this plan since it expired on October 31, 2005.

Nonstatutory Stock Option Plan

We adopted the Kimball Hill Homes Nonstatutory Stock Option Plan on December 31, 1997. The plan allows us to grant stock options to those of our directors who are not employees and therefore are not eligible to receive stock options under our Incentive Stock Option Plan and certain other employees who have not been designated under the Incentive Stock Option Plan. The original plan provided for the grant of options to purchase up to 15,000 shares of our common stock, and subsequent amendments have provided for the issuance of options to purchase an additional 93,000 shares of common stock. The terms of the stock options granted under the plan are substantially similar to those granted under our Incentive Stock Option Plan. We do not anticipate granting additional options under this plan and plan to grant awards going forward under our proposed new long-term incentive plan discussed below.

Long-Term Incentive Plan

In fiscal 2008, we plan to adopt a new long-term incentive plan. The long-term incentive plan will be designed to align the interests of our executive officers and other key employees to the long-term interests of our company and stockholders by compensating our executive officers and other key employees through the use of stock-based awards. Once adopted, we anticipate the primary awards granted under the plan will initially be stock appreciation rights and phantom stock. All awards will be settled in cash.

Employee Stock Ownership Plan

We established an employee stock ownership plan or "ESOP" in 2000. An ESOP is a special type of qualified retirement plan described in and subject to requirements contained in the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. The ESOP is designed to provide employees with ownership of Kimball Hill's stock. We have not made any contributions to the ESOP since 2004; however, from time to time employees who leave Kimball Hill may forfeit unvested shares of Kimball Hill's common stock granted to them under the ESOP. Forfeited shares are re-allocated pro rata to plan participants.

Perquisites.    We provide certain perquisites to named executive officers which the Compensation Committee believes are reasonable and appropriate based on the results of market surveys reviewed from time to time. The perquisites assist in the attraction and retention of named executive officers and, in the case of certain perquisites, promote the health, safety and efficiency of the named executive officers. For further information on the perquisites provided to our named executive officers during fiscal year 2007, refer to "—Summary Compensation Table" below.

Retirement and Welfare Benefits.    We provide to each of our named executive officers retirement and welfare benefits, such as health, life and disability insurance under the same programs as all other salaried employees. We believe these benefits are both reasonable and an important tool in the attraction and retention of named executive officers as well as other employees eligible to participate in these benefit plans.

We maintain a tax-qualified retirement plan that provides eligible employees, including each of our named executive officers, with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to participate in our 401(k) plan. We match 35% of our employees' contributions of up to 6% of compensation. Pre-tax contributions are allocated to each participant's individual account and are then invested in selected investment alternatives according to the participants' directions. All employee contributions are 100% vested. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. We believe that offering a 401(k) retirement plan fosters our ability to attract and retain the best possible executive talent.

Severance Benefits.    Other than for Messrs. Hill, Love and Ryan, we generally do not provide employment or severance agreements for the named executive officers. We entered into the agreement with Mr. Hill in 2007 to retain his services as Executive Chairman and we entered into the agreements with Messrs. Love and Ryan in order to attract them to Kimball Hill in 2005 and 2006, respectively. The agreements for Messrs. Hill, Love and Ryan provide the type and amount of payments based on the nature of the termination. See "—Employment and Other Agreements" and "—Potential Payments Upon Certain Terminations" below. The terms of all other executive terminations and retirements are determined individually based on specific facts and circumstances at the time of such events, and not on formulaic rules.

Tax and Accounting Treatment of Executive Compensation

We generally structure our compensation programs so that they are deductible for federal income tax purposes. We account for stock-based awards in accordance with the requirements of SFAS 123R, which requires companies to recognize in the income statement the grant date fair value of equity-based compensation issued to employees.

Compensation Committee Report

As detailed in its charter, the Compensation Committee of the Board of Directors oversees Kimball Hill's compensation program on behalf of the Board. In the performance of its oversight function, the Compensation Committee, among other things, reviewed and discussed with management the "Compensation Discussion and Analysis" set forth above in this Form 10-K. Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended September 30, 2007.

Compensation Committee

Roy Humphreys

C. Kenneth Love

Kent W. Colton

Summary Compensation Table

The following narrative, tables and footnotes describe the "total compensation" earned during our 2007 fiscal year by our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

David K. Hill Executive Chairman(5)	2007	1,500,000	900,000	—	8,494	2,408,494
C. Kenneth Love President and Chief Executive Officer(5)	2007	700,000	667,000	821,000	26,994	2,214,994
Eugene K. Rowehl Former Senior Vice President and Chief Financial Officer(6)	2007	550,000	165,000	—	557,494	1,272,494
Edward J. Madell Vice President, Chief Financial Officer and Treasurer(7)	2007	225,000	120,000	—	7,468	352,468
William E. Long President and Chief Executive Officer, KH Financial, L.P	2007	430,000	275,000	—	7,494	712,494
Brian A. Loftus Senior Vice President and Secretary	2007	475,000	250,000	—	6,732	731,732
Robert J. Ryan Senior Vice President, People	2007	300,000	175,000	—	55,669	530,669

(1)
Represents base salary earned during our 2007 fiscal year. Refer to "—Elements of Our Compensation Program—Base Salary" above.

(2)
Represents the annual cash incentive bonuses earned by named executive officers during our 2007 fiscal year. See "—Elements of Our Compensation Program—Annual Cash Incentive Bonuses" above.

(3)
Reflects the compensation expense recognized by Kimball Hill in its financial statements during fiscal 2007 for deferred stock units granted to Mr. Love in 2005. For information regarding the assumptions used in determining the compensation expense recognized by Kimball Hill during our 2007 fiscal year, refer to note 1 to our consolidated financial statements included elsewhere in this Form 10-K.

(4)
The table below presents an itemized account of "All Other Compensation" provided to named executive officer's during our 2007 fiscal year. Consistent with our compensation philosophies, perquisites and similar compensation are limited in scope and primarily comprised of retirement benefit contributions. For each named executive listed below, the sum of each of the columns reflects the total value under the "All Other Compensation" heading in the table above.

	401(k) Matching Contribution ($)(a)	Severance ($)(b)	Relocation Assistance ($)	Charitable Matching Contribution ($)	ESOP ($)(c)	Total ($)

David K. Hill	4,725	—	—	1,000	2,769	8,494
C. Kenneth Love	4,725	—	—	19,500	2,769	26,994
Eugene K. Rowehl	4,725	550,000	—	—	2,769	557,494
Edward J. Madell	4,699	—	—	—	2,769	7,468
William E. Long	4,725	—	—	—	2,769	7,494
Brian A. Loftus	3,963	—	—	—	2,769	6,732
Robert J. Ryan	4,113	—	49,056	2,500	—	55,669

  (a)
  The amounts shown represent matching contributions that we made for each executive officer under our 401(k) Plan. These benefits are available to all full-time employees that meet the customary eligibility criteria.

  (b)
  We entered into a separation agreement with Mr. Rowehl pursuant to which he resigned from Kimball Hill effective as of October 19, 2007. Pursuant to the agreement, we agreed to pay Mr. Rowehl a lump-sum separation payment of $550,000. See "—Employment and Other Agreements" below.

  (c)
  Represents allocations under the ESOP for 30.0362 shares allocated on December 31, 2006 based on a fair market value of our common stock of $92.20. At December 31, 2007, each of our named executive officers will be eligible for an additional allocation of shares under the ESOP. These benefits are available to all full-time employees that meet the customary eligibility criteria.

(5)
On August 9, 2007, Mr. Love was elected to the position of President and Chief Executive Officer, effective as of October 1, 2007. Beginning October 1, 2007, Mr. Hill assumed the new position of Executive Chairman.

(6)
Mr. Rowehl resigned from his position as Chief Financial Officer effective September 21, 2007 and from Kimball Hill effective October 19, 2007.

(7)
Mr. Madell was promoted to Chief Financial Officer on September 21, 2007.

In addition to the foregoing compensation, the named executive officers also participated in health and welfare benefit programs, including vacation and medical, dental, prescription drug and disability coverage. These programs are generally available and comparable to those programs provided to all salaried employees.

Grants of Plan-Based Awards

We did not grant any equity or non-equity incentive awards to our named executive officers in fiscal year 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers at the end of fiscal year 2007, which were comprised solely of time-based option awards. All outstanding option awards listed below have vested and may be exercised at any time prior to the option expiration date.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date

David K. Hill	—		—	—
C. Kenneth Love	—		—	—
Eugene K. Rowehl	—		—	—
Edward J. Madell	—		—	—
William E. Long	18,000	(1)	41.80	12/31/2007
Brian A. Loftus	1,000	(2)	10.00	10/31/2007
Robert J. Ryan	—		—	—

(1)
Represents options granted under the Kimball Hill Homes Incentive Stock Option Plan. Refer to "—Equity-Based Incentives—Incentive Stock Option Plan" above.

(2)
Represents options granted under the Kimball Hill Homes Nonstatutory Stock Option Plan. Refer to "—Equity-Based Incentives—Nonstatutory Option Plan" above.

Option Exercises and Stock Vested

The following table summarizes the number of shares of stock vested in fiscal 2007 for each of our named executive officers. No stock options were exercised by the named executive officers during fiscal 2007.

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

David K. Hill	—	—
C. Kenneth Love	12,500	615,000
Eugene K. Rowehl	—	—
Edward J. Madell	—	—
William E. Long	—	—
Brian A. Loftus	—	—
Robert J. Ryan	—	—

(1)
Value realized is calculated using $49.20 per share, the most recent independent valuation of our common stock on the date of vesting.

Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans

We do not sponsor or maintain any pension plans or non-qualified deferred compensation plans in which our named executive officers participate.

Employment and Other Agreements

David K. Hill.    Mr. Hill is the founder of our company, was our Chief Executive Officer from our foundation until October 1, 2007 and has had primary responsibility for our growth, profitability and success. On August 10, 2007, we entered into an employment agreement with Mr. Hill. The agreement provides that, effective October 1, 2007, Mr. Hill will serve as Executive Chairman, Chairman of the Executive Committee of the Board of Directors and a director. The initial term of the agreement is from October 1, 2006 until October 1, 2011, and thereafter the agreement will renew automatically for one-year terms unless terminated by either party upon ninety days prior written notice. The agreement provides for a minimum base salary of $1,500,000 effective October 1, 2006 (which may be increased by us not less frequently than annually) and an annual bonus ranging from 120-160% of base salary subject to achievement of performance goals. In addition, the Board has discretion to award an additional bonus based on factors that the Board deems appropriate. If Mr. Hill's employment is terminated by us without cause, by Mr. Hill for good reason, or by reason of Mr. Hill's death or permanent disability, he is entitled to receive: (a) a lump sum payment equal to his base salary and target bonus earned but unpaid through the date of termination; (b) periodic payments, for a period of three years, equal to the sum of (i) his then current base salary, and (ii) his target bonus in an amount equal to 120% of base salary; (c) continued coverage under our employee benefit and welfare plans for three years; and (d) if applicable, specified excise and other tax reimbursement payments. In addition, if Mr. Hill's employment is terminated by reason of his death or permanent disability, his family trust may request us to purchase up to 500,000 shares of our common stock, and upon receipt of such request we will reasonably determine in our sole discretion how many shares to purchase in light of our financial condition and prospects and the limitations, restrictions and constraints in our loan and financing arrangements at the time. The purchase price payable by us will be the fair market value at that time. The employment agreement also contains non-competition and non-solicitation provisions that continue for a period of three years after termination of Mr. Hill's employment with us.

C. Kenneth Love.    On March 3, 2005, we entered into an employment agreement with C. Kenneth Love pursuant to which he currently serves as President and Chief Executive Officer. The initial term of the agreement is from June 1, 2005 until June 1, 2010, and the employment agreement will renew automatically for one year terms unless terminated by either party upon 90 days notice. The employment agreement provides for a minimum base salary of $700,000 effective October 1, 2005, which was increased to $1,000,000 effective October 1, 2007, in connection with his new position as Chief Executive Officer and President. Mr. Love's employment agreement also provides for an annual bonus ranging from 120-160% of base salary based on achievement of performance goals (subject, except for fiscal 2006, to the achievement of minimum target performance goals), and equity compensation consisting of 37,500 deferred stock units which are fully vested as of October 1, 2007. If Mr. Love's employment is terminated by us without cause or by Mr. Love for good reason, he is entitled to receive: (a) a payment equal to his base salary earned but unpaid through the date of termination, a prorated portion of his target bonus and any incentive bonus amount earned but not yet paid, (b) a payment equal to the product of (x) his then current annual base salary plus a target bonus in an amount equal to 120% of such salary and (y) a specified multiplier factor that depends on the circumstances of employment termination, (c) vesting of any outstanding unvested equity-based awards, (d) continued coverage under all health and employee benefit plans for a number of years equal to the multiplier factor and (e) if applicable, specified excise and other tax reimbursement payments. If Mr. Love's employment is terminated by us without cause prior to June 1, 2010, the multiplier factor is two (three if the termination occurs in anticipation of or within one year following a change of control) plus the number of years and months (if less than a full year) between the full initial five year term of the agreement and the actual termination date. If Mr. Love's employment is terminated by us without cause on or after June 1, 2010 or at any time by Mr. Love for good reason, the multiplier factor is two (three if the termination occurs in anticipation of or within one year following a change of control). The employment agreement also contains transfer restrictions on Mr. Love's equity, equity put and call rights upon employment termination and equity registration rights, as well as non-competition and non-solicitation provisions that continue for a period of two years after his employment with us has been terminated.

As a result of the filing by Kimball Hill of a registration statement with the SEC in 2006, we were required to provide financial statements audited by an auditor that was independent under the independence rules of the SEC. In order to comply with the SEC's independence rules, Mr. Love (at the time Vice Chairman of Kimball Hill), a former partner with our auditor, Deloitte & Touche LLP, voluntarily agreed to a cash payment in settlement of his pension benefits. If Mr. Love had not agreed to voluntarily settle his pension benefits, we may have had to change auditors which would have had an adverse impact on our then active financing transaction. On October 26, 2007, the Compensation Committee approved the payment of $1.75 million to Mr. Love to offset any personal negative tax impact or perceived financial consequences realized by Mr. Love upon his receipt of the lump sum payment of his pension benefits.

Robert J. Ryan.    On October 2, 2006, we entered into a letter agreement with Mr. Ryan regarding his employment. The agreement provides for an initial annual base salary of $300,000 and provides that Mr. Ryan is eligible for the company's health and welfare programs. Pursuant to the terms of the letter agreement, if Mr. Ryan is terminated without good cause, he will be entitled to severance compensation equal to 9 months of his then current base salary.

Eugene K. Rowehl.    Mr. Rowehl resigned from Kimball Hill effective as of October 19, 2007. On November 12, 2007, we finalized a separation agreement with Mr. Rowehl. Pursuant to the agreement, we agreed to pay Mr. Rowehl a lump-sum separation payment of $550,000 plus any accrued and unpaid vacation days, and a bonus for Kimball Hill's 2007 fiscal year in the amount of $165,000. In addition, Mr. Rowehl agreed to sell to us at fair market value his 55,000 shares of Kimball Hill common stock for $2,706,000. The separation agreement contains other customary provisions, such as continuing health benefits, outplacement assistance, nondisclosure of Kimball Hill's confidential information and a 12 month non-solicitation covenant.

Potential Payments Upon Certain Terminations

This table shows the potential compensation payable to Messrs. Hill, Love and Ryan upon a termination following a termination attributable to death, disability, "cause" or "without cause" (as defined in the applicable agreements) in connection with a change in control and in the absence of a change in control. The table excludes certain amounts payable pursuant to plans that do not discriminate in favor of executive officers and that are available generally to all salaried employees. The amounts shown assume that termination of employment was effective September 30, 2007 and, in the case of amounts reflected under a termination in connection with a change of control, that a change of control event occurred as of September 30, 2007. The amounts shown are only estimates of the amounts that would be payable to the executives upon termination of employment and do not reflect tax positions we may take or the accounting treatment of such payments. Actual amounts to be paid can only be determined at the time of separation. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount an executive would receive if an eligible termination event were to occur. Kimball Hill does not have formal severance agreements or arrangements with the other named executive officers. Payments to be made upon a termination of our named executive officers other than Messrs. Hill, Love and Ryan would be addressed on an individual, non-formulaic basis.

	Termination in the Absence of a Change of Control					Termination in Connection with a Change of Control
Name	Death ($)	Disability ($)	Cause ($)	Without Cause ($)(1)	Voluntary Resignation ($)	Death ($)	Disability ($)	Cause ($)	Without Cause ($)(1)	Voluntary Resignation ($)

David K. Hill
Accrued Obligations(2)	900,000	900,000	900,000	900,000	900,000	900,000	900,000	900,000	900,000	900,000
Cash Severance(3)	9,900,000	9,900,000		9,900,000		9,900,000	9,900,000		9,900,000
Benefits(4)	24,000	24,000		24,000		24,000	24,000		24,000

Total	10,824,000	10,824,000	900,000	10,824,000	900,000	10,824,000	10,824,000	900,000	10,824,000	900,000

C. Kenneth Love
Accrued Obligations(2)	667,000	667,000	667,000	667,000	667,000	667,000	667,000	667,000	667,000	667,000
Cash Severance(5)				7,186,667					8,726,667
Benefits(6)				37,333					45,333

Total	667,000	667,000	667,000	7,891,000	667,000	667,000	667,000	667,000	9,439,000	667,000

Robert J. Ryan
Accrued Obligations(2)	175,000	175,000	175,000	175,000	175,000	175,000	175,000	175,000	175,000	175,000
Cash Severance(7)				225,000					225,000
Benefits(8)				6,000					6,000

Total	175,000	175,000	175,000	406,000	175,000	175,000	175,000	175,000	406,000	175,000

(1)
As defined in each applicable employment agreement. With respect to Messrs. Hill and Love, payments would also be made if such employees resigned for "good reason" (as defined in their respective employment agreements).

(2)
Represents accrued and unpaid annual cash incentive bonuses for fiscal 2007.

(3)
Represents periodic payments equal to the sum of (i) Mr. Hill's annual base salary ($1.5 million) multiplied by three and (ii) 120% of Mr. Hill's annual base salary ($1.5 million) multiplied by three.

(4)
Represents medical and health benefits of $8,000 per year paid over a severance period of three years.

(5)
If Mr. Love's employment is terminated by us without cause prior to June 1, 2010, Mr. Love is entitled to a payment equal to the product of (i) his then current annual base salary plus a target bonus in an amount equal to 120% of such salary and (ii) a multiplier factor of: (a) two in the case of a termination in the absence of a change in control, plus the number of years and months (if less than a full year) between the full initial five year term of the agreement and the actual termination date or (b) three in the case of a termination in connection with a change in control, plus the number of years and months (if less than a full year) between the full initial five year term of the agreement and the actual termination date. Accordingly, with respect to a termination in the absence of a change of control, this amount represents a payment equal to the sum of (i) Mr. Love's annual base salary ($700,000) multiplied by four years and eight months and (ii) 120% of Mr. Love's annual base salary ($700,000) multiplied by four years and eight months. With respect to a termination in connection with a change of control, this amount represents a payment equal to the sum of (i) Mr. Love's annual base salary ($700,000) multiplied by five years and eight months and (ii) 120%. of Mr. Love's annual base salary ($700,000) multiplied by five years and eight months. Effective October 1, 2007, Mr. Love's annual base salary was increased to $1.0 million.

(6)
With respect to a termination in the absence of a change of control, represents medical and health benefits of $8,000 per year paid over a severance period of four years and eight months. With respect to a termination in connection with a change of control, represents medical and health benefits of $8,000 per year paid over a severance period of five years and eight months.

(7)
Represents a payment equal to 9 months of Mr. Ryan's annual base salary.

(8)
Represents 9 months of continued medical and health benefits.

Non-Executive Director Compensation and Benefits

Directors who are our employees receive no additional compensation for their services as directors. Other than Mr. McPhee, directors who are not our employees receive annual compensation of $30,000 each (paid quarterly) plus $7,500 for each board meeting attended and are reimbursed for reasonable travel expenses related to meeting attendance. Directors are also eligible to receive stock options at the discretion of our Executive Chairman. No stock options were granted to directors in fiscal year 2007. Kimball Hill maintains a director and officer liability insurance policy. Because Mr. McPhee is also an employee of Kimball Hill, the amounts reported below represent his compensation as both a director and an employee.

The following table shows information regarding the compensation of our non-executive directors for the 2007 fiscal year.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Larry H. Dale	60,000	—	—	60,000
Kent W. Colton	60,000	—	14,000	74,000
Roy Humphreys	60,000	—	—	60,000
Bruce I. McPhee	150,000	—	—	150,000
Gregory B. Schultz(4)	52,500	—	—	52,500

(1)
Other than Mr. McPhee, amounts represent the aggregate dollar amount of all fees earned or paid for services as a director, including annual board and meeting fees. For Mr. McPhee, the amount represents his base salary of $100,000 and a discretionary annual bonus of $50,000.

(2)
We recognized no compensation expense during fiscal year 2007 attributable to stock option awards granted to non-employee directors. As of September 30, 2007, each of Messrs. Dale, Colton and McPhee held options to purchase 5,000 shares of Kimball Hill common stock, all of which are currently exercisable.

(3)
Represents charitable contributions matched by Kimball Hill.

(4)
Mr. Schultz resigned from the Board of Directors, effective November 30, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 30, 2007 by:

  •
  each person who is known by us to beneficially own more than 5% of our outstanding shares of common stock;

  •
  each executive officer named in the Summary Compensation Table;

  •
  each member of our Board of Directors; and

  •
  all directors and executive officers as a group.

To our knowledge, each of the holders of common stock listed below has sole voting and investment power as to the shares of common stock owned, unless otherwise noted:

Name of beneficial owner	Number of shares of common stock(1)	Number of shares under exercisable options(2)	Total shares beneficially owned	Percentage of total common stock

David K. Hill(3)	3,126,523	—	3,126,523	70.5%
Equity Investments III, LLC(4)	952,380	—	952,380	21.5
C. Kenneth Love(5)	37,530	—	37,530	*
Eugene K. Rowehl	56,576	—	56,576	1.3
Edward J. Madell	82	—	82	*
William E. Long	16,356	18,000	34,356	*
Brian A. Loftus	41,017	1,000	42,017	1.0
Robert J. Ryan	—	—	—	*
Bruce I. McPhee(6)	14,222	5,000	19,222	*
Larry H. Dale	18,000	5,000	23,000	*
Kent W. Colton	4,000	5,000	9,000	*
Roy Humphreys	8,000	—	8,000	*
J. Richard Budd, III (4)	—	—	—	*
All directors and executive officers as a group (14 persons)	3,326,075	34,000	3,360,075	75.2

*
Less than one percent

(1)
Includes shares allocated to individuals through the Employee Stock Ownership Plan as follows: David K. Hill, 1,823 shares; C. Kenneth Love, 30 shares; Eugene K. Rowehl, 1,576 shares; Edward J. Madell, 82 shares; William E. Long, 1,372 shares; Brian A. Loftus, 1,017 shares; Bruce I. McPhee, 1,502 shares; and all directors and executive officers as a group 8,171 shares.

(2)
Includes shares subject to options that are exercisable on September 30, 2007 and options which become exercisable within 60 days thereafter.

(3)
Includes 2,818,655 shares held in the name of David K. Hill as trustee of the David K. Hill Trust dated March 4, 2004, 246,836 shares held in the name of Diane G. Hill as trustee of the Diane G. Hill Trust dated March 4, 2004, 29,605 shares held by Diane G. Hill as the trustee of the David K. Hill III irrevocable insurance trust, and 29,604 shares held in the name of David K. Hill III.

(4)
Equity Investments III, LLC ("EI") is the record holder of these shares. The shares held by EI may be deemed to be beneficially owned by Residential Funding Company, LLC ("RFC"), the sole member of EI. We have been informed by RFC that RFC disclaims any beneficial ownership of any shares directly held by EI. Mr. Budd is a consultant with Cerebus Operations and Advisory Company. Cerebus Operations and Advisory Company is an affiliate of Cerebus Capital Management, L.P. Mr. Budd was appointed to our Board of Directors pursuant to EI's contractual right as described further under Item 13, "Certain Relationships and Related Transactions, Director Independence".

(5)
Represents shares underlying deferred stock units that vested on October 1, 2005, 2006 and 2007. None of the shares have been issued.

(6)
Includes 8,000 shares held in the name of Bruce I. McPhee and 4,720 shares held in the name of Bruce McPhee and Jennifer Miller.

Securities Authorized for Issuance Under Equity Compensation Plans

We occasionally issue options to purchase our common stock to our employees and directors as discussed in Item 11, "Executive Compensation", included elsewhere in this report. All of these options have an exercise price equal to the fair market value of the underlying common shares on the date of grant and either vested immediately or vest in equal annual installments over four years from the anniversary of the grant date. The following table provides further information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2007. See Item 11, "Executive Compensation—Stock Option Plans" for a description of our equity compensation plans.

	(a)	(b)	(c)

Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders(1)	61,000	$47.96	—

Total	61,000	$47.96	—

(1)
Includes options granted to a key employee under a stock option plan to purchase 12,000 shares of our common stock. The option price equals the estimated fair market value of the common stock on the day of the grant. The options expire on the tenth anniversary of the grant date and vest in equal installments on the first, second, third and fourth anniversary of the grant date. The plan specifically allocated all of the shares to an individual key employee such that an amendment would be required to grant additional options under the plan.

Item 13.    Certain Relationships and Related Transactions, Director Independence

Director Independence

The information set forth under "Board and Board Committees—Director Independence" in Item 11 of this Part III is incorporated herein by reference.

Relationships with David K. Hill and His Family and Affiliated Entities

David K. Hill, our Executive Chairman, together with members of Mr. Hill's immediate family, beneficially owns approximately 71% of our common stock.

In January 2007, we sold are ownership interest in a San Jose, California high-rise residential real estate project to Mr. Hill for $2.9 million, which was equal to our total financial investment in the project. This transaction was approved by our Board of Directors.

We have entered into arrangements with Property Specialists, Inc. ("PSI"), a property management company owned by Mr. Hill's brother. During fiscal year 2007, we paid management fees of $46,000 to PSI in exchange for property management services relating to our principal executive office and certain of our rental properties. PSI also serves as manager for many of the homeowner associations we have established for residential communities we have developed in Illinois. We typically contribute to the operating expenses of these homeowner associations during the development period. During fiscal year 2007, PSI received $111,000 in fees from the homeowner associations. We also make available office space at our corporate headquarters in Rolling Meadows, Illinois to PSI in connection with these arrangements. During fiscal 2007, PSI paid us $123,000 in rent. In October 2007, we sold an office building in its corporate complex to PSI for $1.7 million. The majority of the space in the building has been leased to PSI for over 12 years.

Certain Other Relationships and Related Party Transactions

On September 12, 2006, the Company entered into a Subscription Agreement and Investor Rights Agreement with Equity Investments III, LLC ("EI"). Pursuant to the Subscription Agreement, we sold 952,380 shares of our common stock to EI for an aggregate purchase price of $110 million.

Approximately $74 million of the net proceeds from the sale of the shares was used to reduce our outstanding indebtedness and the remainder of the proceeds were used to repurchase shares of common stock from certain current and former directors and officers. As of September 30, 2007, EI owns approximately 21% of our issued and outstanding stock.

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

  •
  "tag along" rights and "drag along" obligations of EI in the event of certain sales of our common stock by David K. Hill or members of his immediate family;

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

In addition to the transaction described above, the following is a summary of the transactions between us and EI or its affiliates since October 1, 2006:

Limited Partnership Investment.    At September 30, 2006, an affiliate of EI was a limited partner in three consolidated partnerships formed by us to engage in certain residential development and construction projects. A summary of the activity included in our consolidated financial statements is as follows:

(in thousands)	2007

Beginning balance of related party included in minority interest	$35,029
Contributions from related party	3,000
Distributions to related party(a)	(25,802)
Partner profit recorded as a step-up in inventory(a)	8,914
Minority interest in net (losses) earnings	(14,753)

Ending balance of related party included in minority interest	$6,388

(a)
During fiscal 2007, the Company purchased developed lots from two consolidated joint ventures at fair market in accordance with the underlying joint venture agreements. The amount of purchase price allocated to an affiliate of EI over the minority interest basis was treated as a step-up in the financial statement basis of the inventory and will be recognized as cost of sales as the underlying inventory is delivered to the Company's customers. After closing the transactions, the consolidated joint ventures distributed $25.8 million to the limited partner and terminated one of the consolidated joint ventures.

Gregory B. Schultz served as one of our directors in fiscal 2007 and until his resignation on November 30, 2007. Mr. Schultz is a Senior Managing Director and President of the Business Capital Group of GMAC Residential Funding Corporation, which is the sole member of EI. Throughout fiscal 2007, Mr. Schultz had a direct relationship with EI and was involved with and participated in aspects of the relationship between EI and us. Mr. Schultz was appointed to our Board of Directors pursuant to EI's right under the Investor Rights Agreement.

J. Richard Budd, III, one of our directors, is a consultant with Cerebus Operations and Advisory Company. Cerebus Operations and Advisory Company is an affiliate of Cerebus Capital Management, L.P., which (with a consortium of other investors) owns a controlling interest in RFC, the sole member of EI. Mr. Budd was appointed to our Board of Directors on December 1, 2007 pursuant to the terms of the Investor Rights Agreement between Kimball Hill and EI.

Larry H. Dale, one of our directors, was Executive Vice President of GMACCH Capital Corp., which was an affiliate of EI prior to EI's investment in Kimball Hill, Inc. Mr. Dale has never been involved with and has never participated in any aspect of the relationship between EI or its affiliates and us.

During fiscal 2007 and 2006, we repurchased common shares from certain current and former directors and officers as follows:

Name	Position	Number of common shares(1)	Repurchase price($)

David K. Hill	Executive Chairman	46,190	5,334,945
Isaac Heimbinder(2)	Former Vice Chairman, President and Chief Operating Officer and Director	140,000	14,368,957
Hal H. Barber	Senior Vice President, Finance	62,000	7,161,000
Brian A. Loftus	Senior Vice President and Secretary	10,000	1,155,000
Eugene K. Rowehl(3)	Former Senior Vice President and Chief Financial Officer	22,000	2,541,000
William E. Long	President and Chief Executive Officer, KH Financial, L.P.	12,016	1,323,457
Kirk T. Breitenwischer(4)	Former Senior Vice President and National Land President	77,000	8,893,500
Larry H. Dale	Director	5,000	577,500
Kent W. Colton	Director	2,000	231,000
Roy Humphreys	Director	2,000	231,000
Bruce I. McPhee	Director	31,293	3,549,950
John P. Toren(5)	Director (retired)	28,000	3,234,000

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

(3)
Mr. Rowehl resigned from his position as Chief Financial Officer on September 21, 2007 and from Kimball Hill effective October 19, 2007.

(4)
Mr. Breitenwischer resigned as Senior Vice President and National Land President effective April 30, 2006.

(5)
Mr. Toren retired as Director effective April 30, 2006.

Policy for Evaluating Related Person Transactions

Kimball Hill has not adopted any formal policies or procedures for the review, approval or ratification of related person transactions that may be required to be reported under the SEC disclosure rules. A "related person" is defined under the applicable SEC regulation and includes Kimball Hill's directors, executive officers, and 5% or more beneficial owners of Kimball Hill's common stock. Such transactions, if and when they are proposed or have occurred, have traditionally been (and will continue to be) reviewed by our Board (other than the directors involved, if any) on a case-by-case basis. The Board may consider any relevant factors when reviewing the appropriateness of a related-party transaction, including (1) the importance of the transaction to Kimball Hill, (2) the amount involved in the proposed transaction, (3) the specific interest of the director or executive officer (or immediate family members of same) in the proposed transaction, (4) the overall fairness of the terms of the transaction to Kimball Hill and (5) any contractual limitations, such as under our indenture or the Investor Rights Agreement.

Item 14.    Principal Accounting Fees and Services

For the fiscal years ended September 30, 2007 and 2006, professional services were performed by Deloitte & Touche LLP ("D&T").

Fees paid to D&T during the fiscal years ended September 30, 2007 and 2006 were composed of the following:

Audit Fees—The aggregate fees paid during fiscal 2007 and 2006 for the audits of our annual financial statements, for reviews of our quarterly financial statements and for assurance and related services in connection with our senior subordinated debt offering and subsequent registration statement with the SEC were $423,800 and $531,235, respectively.

Audit-Related Fees—The aggregate fees billed for the audit of our mortgage banking company for the fiscal years ended September 30, 2007 and 2006 were $65,900 and $63,000, respectively.

Tax Fees—The aggregate fees billed for tax services for the fiscal years ended September 30, 2007 and 2006 were $199,200 and $121,818, respectively. These fees relate to professional services performed by D&T with respect to tax compliance, tax advice and tax planning.

All Other Fees—The aggregate fees billed for all other fees was $1,500 for an online subscription to D&T's internal accounting literature database for each of the fiscal years ending September 30, 2007 and 2006.

The audit committee annually approves each year's engagement for audit services in advance. The audit committee has also established complementary procedures to require pre-approval of all permitted non-audit services provided by our independent auditors.

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

3.
Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Kimball Hill, Inc.(1)
3.2	By-Laws of Kimball Hill, Inc. (Amended and Restated as of August 10, 2007)(4)
3.3	Articles of Organization of 18th and Peoria, LLC.(1)
3.4 (a)	Operating Agreement of 18th and Peoria, LLC.(1)
3.4 (b)	First Amendment to Operating Agreement of 18th and Peoria, LLC.(3)
3.5	Certificate of Limited Partnership of Astor Place Limited Partnership.(1)
3.6(a)	Limited Partnership Agreement of Astor Place Limited Partnership.(1)
3.6(b)	Fourth Amendment to Limited Partnership Agreement of Astor Place Limited Partnership.(3)
3.7	Certificate of Limited Partnership of Bolingbrook Limited Partnership.(1)
3.8(a)	Limited Partnership Agreement of Bolingbrook Limited Partnership.(1)
3.8(b)	Fourth Amendment to Limited Partnership Agreement of Bolingbrook Limited Partnership.(3)
3.9	Certificate of Limited Partnership of Bridle Ridge Limited Partnership.(1)
3.10(a)	Limited Partnership Agreement of Bridle Ridge Limited Partnership.(1)
3.10(b)	Third Amendment to Limited Partnership Agreement of Bridle Ridge Limited Partnership.(3)
3.11	Articles of Organization of Cactus Hills, LLC.(1)
3.12(a)	Operating Agreement of Cactus Hills, LLC.(1)
3.12(b)	First Amendment to Operating Agreement of Cactus Hills, LLC.(3)
3.13	Articles of Incorporation of East Lake Park, Inc.(1)
3.14	By-laws of East Lake Park, Inc.(1)
3.15	Certificate of Limited Partnership of Edgewater Limited Partnership.(1)

3.16(a)	Limited Partnership Agreement of Edgewater Limited Partnership.(1)
3.16(b)	Second Amendment to Limited Partnership Agreement of Edgewater Limited Partnership.(3)
3.17	Certificate of Limited Partnership of Gables at Hiddenbrook Limited Partnership.(1)
3.18(a)	Limited Partnership Agreement of Gables at Hiddenbrook Limited Partnership.(1)
3.18(b)	Second Amendment to Limited Partnership Agreement of Gables at Hiddenbrook Limited Partnership.(3)
3.19	Certificate of Limited Partnership of Huntington Chase Limited Partnership.(1)
3.20(a)	Limited Partnership Agreement of Huntington Chase Limited Partnership.(1)
3.20(b)	Third Amendment to Limited Partnership Agreement of Huntington Chase Limited Partnership.(3)
3.21	Certificate of Limited Partnership of Indian Trails Limited Partnership.(1)
3.22(a)	Limited Partnership Agreement of Limited Partnership of Indian Trails Limited Partnership.(1)
3.22(b)	Third Amendment to Limited Partnership of Indian Trails Limited Partnership.(3)
3.23	Articles of Incorporation of KH Financial Holding Company.(1)
3.24	By-laws of KH Financial Holding Company.(1)
3.25	Articles of Organization of KH Ingham Park South, LLC.(1)
3.26	Operating Agreement of KH Ingham Park South, LLC.(1)
3.27	Articles of Organization of KH SRAV II, LLC.(1)
3.28	Operating Agreement of KH SRAV II, LLC.(1)
3.29	Certificate of Limited Partnership of KHH Texas Trading Company L.P.(1)
3.30	Amended and Restated Limited Partnership Agreement of KHH Texas Trading Company L.P.(1)
3.31	Certificate of Limited Partnership of Kimball Cove Limited Partnership.(1)
3.32(a)	Limited Partnership Agreement of Kimball Cove Limited Partnership.(1)
3.32(b)	Third Amendment to Limited Partnership Agreement of Kimball Cove Limited Partnership.(3)
3.33	Articles of Organization of Kimball Hill Bellevue Ranch, LLC.(1)
3.34	Limited Liability Company Operating Agreement of Kimball Hill Bellevue Ranch, LLC.(1)
3.35	Certificate of Limited Partnership of Kimball Hill Calusa Palms Limited Partnership.(1)
3.36(a)	Limited Partnership Agreement of Kimball Hill Calusa Palms Limited Partnership.(1)
3.36(b)	Second Amendment to Limited Partnership Agreement of Kimball Hill Calusa Palms Limited Partnership.(3)

3.37	Certificate of Limited Partnership of Kimball Hill Centennial Heights Limited Partnership.(1)
3.38(a)	Limited Partnership Agreement of Kimball Hill Centennial Heights Limited Partnership.(1)
3.38(b)	Second Amendment to Limited Partnership Agreement of Kimball Hill Centennial Heights Limited Partnership.(3)
3.39	Certificate of Limited Partnership of Kimball Hill Chadwick Farms Limited Partnership.(1)
3.40(a)	Limited Partnership Agreement of Kimball Hill Chadwick Farms Limited Partnership.(1)
3.40(b)	Second Amendment to Limited Partnership Agreement of Kimball Hill Chadwick Farms Limited Partnership.(3)
3.41	Articles of Organization of Kimball Hill Far East Detroit, LLC.(1)
3.42(a)	Operating Agreement of Kimball Hill Far East Detroit, LLC.(1)
3.42(b)	First Amendment to Operating Agreement of Kimball Hill Far East Detroit, LLC.(3)
3.43	Certificate of Limited Partnership of Kimball Hill Heathers/Caparola Limited Partnership.(1)
3.44(a)	Limited Partnership Agreement of Kimball Hill Heathers/Caparola Limited Partnership.(1)
3.44(b)	Third Amendment to Limited Partnership Agreement of Kimball Hill Heathers/Caparola Limited Partnership.(3)
3.45	Certificate of Limited Partnership of Kimball Hill Homes Austin, L.P.(1)
3.46	Amended and Restated Limited Partnership Agreement of Kimball Hill Homes Austin, L.P.(3)
3.47	Articles of Incorporation of Kimball Hill Homes California, Inc.(1)
3.48	By-laws of Kimball Hill Homes California, Inc.(1)
3.49	Certificate of Limited Partnership of Kimball Hill Homes Dallas, L.P.(1)
3.50	Amended and Restated Limited Partnership Agreement of Kimball Hill Homes Dallas, L.P.(3)
3.51	Articles of Incorporation of Kimball Hill Homes Florida, Inc.(1)
3.52	By-laws of Kimball Hill Homes Florida, Inc.(1)
3.53	Certificate of Limited Partnership of Kimball Hill Homes Houston, L.P.(1)
3.54	Amended and Restated Limited Partnership Agreement of Kimball Hill Homes Houston, L.P.(3)
3.55	Articles of Organization of Kimball Hill Homes Illinois, LLC.(1)
3.56	Operating Agreement of Kimball Hill Homes Illinois, LLC.(1)
3.57	Articles of Incorporation of Kimball Hill Homes Nevada, Inc.(1)
3.58	By-laws of Kimball Hill Homes Nevada, Inc.(1)
3.59	Articles of Incorporation of Kimball Hill Homes Ohio, Inc.(1)

3.60	By-laws of Kimball Hill Homes Ohio, Inc.(1)
3.61	Articles of Incorporation of Kimball Hill Homes Oregon, Inc.(1)
3.62	By-laws of Kimball Hill Homes Oregon, Inc.(1)
3.63	Articles of Incorporation of Kimball Hill Homes Realty Florida, Inc.(1)
3.64	By-laws of Kimball Hill Homes Realty Florida, Inc.(1)
3.65	Certificate of Limited Partnership of Kimball Hill Homes San Antonio, L.P.(1)
3.66	Amended and Restated Limited Partnership Agreement of Kimball Hill Homes San Antonio, L.P.(3)
3.67	Articles of Incorporation of Kimball Hill Homes Texas, Inc.(1)
3.68	By-laws of Kimball Hill Homes Texas, Inc.(1)
3.69	Articles of Incorporation of Kimball Hill Homes Washington, Inc.(1)
3.70	By-laws of Kimball Hill Homes Washington, Inc.(1)
3.71	Articles of Incorporation of Kimball Hill Homes Wisconsin, Inc.(1)
3.72	By-laws of Kimball Hill Homes Wisconsin, Inc.(1)
3.73	Certificate of Limited Partnership of Kimball Hill Marbella Estates Limited Partnership.(1)
3.74(a)	Limited Partnership Agreement of Kimball Hill Marbella Estates Limited Partnership.(1)
3.74(b)	Second Amendment to Limited Partnership Agreement of Kimball Hill Marbella Estates Limited Partnership.(3)
3.75	Articles of Organization of Kimball Hill Reflections, LLC.(1)
3.76	Limited Liability Company Operating Agreement of Kimball Hill Reflections, LLC.(1)
3.77	Articles of Organization of Kimball Hill Sheldon Lakes, LLC.(1)
3.78	Operating Agreement of Kimball Hill Sheldon Lakes, LLC.(1)
3.79	Articles of Incorporation of Kimball Hill Stateway, Inc.(1)
3.80	By-laws of Kimball Hill Stateway, Inc.(1)
3.81	Articles of Organization of Kimball Hill Suburban Centers, L.L.C.(1)
3.82(a)	Operating Agreement of Kimball Hill Suburban Centers, L.L.C.(1)
3.82(b)	First Amendment to Operating Agreement of Kimball Hill Suburban Centers, L.L.C.(3)
3.83	Articles of Organization of Kimball Hill Texas Investment Company, LLC.(1)
3.84(a)	Operating Agreement of Kimball Hill Texas Investment Company, LLC.(1)
3.84(b)	First Amendment to Operating Agreement of Kimball Hill Texas Investment Company, LLC.(3)
3.85	Articles of Organization of Kimball Hill TX Properties, LLC.(1)
3.86	Limited Liability Operating Agreement of Kimball Hill TX Properties, LLC.(1)
3.87	Articles of Organization of Kimball Hill Urban Centers Chicago One, L.L.C.(1)

3.88(a)	Operating Agreement of Kimball Hill Urban Centers Chicago One, L.L.C.(1)
3.88(b)	First Amendment to Operating Agreement of Kimball Hill Urban Centers Chicago One, L.L.C.(3)
3.89	Articles of Organization of Kimball Hill Urban Centers Chicago Two, L.L.C.(1)
3.90(a)	Operating Agreement of Kimball Hill Urban Centers Chicago Two, L.L.C.(1)
3.90(b)	First Amendment to Operating Agreement of Kimball Hill Urban Centers Chicago Two, L.L.C.(3)
3.91	Articles of Organization of Kimball Hill Urban Centers, L.L.C.(1)
3.92(a)	Operating Agreement of Kimball Hill Urban Centers, L.L.C.(1)
3.92(b)	First Amendment to Operating Agreement of Kimball Hill Urban Centers, L.L.C.(3)
3.93	Articles of Organization of Kimball Hill Villages, LLC.(1)
3.94	Limited Liability Company Operating Agreement of Kimball Hill Villages, LLC.(1)
3.95	Certificate of Limited Partnership of Kimball Mountain First Limited Partnership.(1)
3.96(a)	Limited Partnership Agreement of Kimball Mountain First Limited Partnership.(1)
3.96(b)	Third Amendment to Limited Partnership Agreement of Kimball Mountain First Limited Partnership.(3)
3.97	Certificate of Limited Partnership of Kimball West Frisco Limited Partnership.(1)
3.98(a)	Limited Partnership Agreement of Kimball West Frisco Limited Partnership.(1)
3.98(b)	Third Amendment Limited Partnership Agreement of Kimball West Frisco Limited Partnership.(3)
3.99	Certificate of Limited Partnership of Legend Lakes Limited Partnership.(1)
3.100(a)	Limited Partnership Agreement of Legend Lakes Limited Partnership.(1)
3.100(b)	Fifth Amendment to Limited Partnership Agreement of Legend Lakes Limited Partnership.(3)
3.101	Certificate of Incorporation of National Credit and Guaranty Corporation.(1)
3.102	By-laws of National Credit and Guaranty Corporation.(1)
3.103	Articles of Organization of Park Shore, L.L.C.(1)
3.104(a)	Operating Agreement of Park Shore, L.L.C.(1)
3.104(b)	First Amendment to Operating Agreement of Park Shore, L.L.C.(3)
3.105	Certificate of Limited Partnership of Parkview Limited Partnership.(1)
3.106(a)	Limited Partnership Agreement of Parkview Limited Partnership.(1)
3.106(b)	Third Amendment to Limited Partnership Agreement of Parkview Limited Partnership.(3)
3.107	Certificate of Limited Partnership of River Oaks Homes, L.L.P.(1)
3.108	Limited Partnership Agreement of River Oaks Homes, L.L.P.(1)
3.109	Certificate of Limited Partnership of River Oaks Realty, L.P.(1)

3.110(a)	Limited Partnership Agreement of River Oaks Realty, L.P.(1)
3.110(b)	Third Amendment to Limited Partnership Agreement of River Oaks Realty, L.P.(3)
3.111	Certificate of Limited Partnership of River Pointe Limited Partnership.(1)
3.112(a)	Limited Partnership Agreement of River Pointe Limited Partnership.(1)
3.112(b)	Third Amendment to Limited Partnership Agreement of River Pointe Limited Partnership.(3)
3.113	Certificate of Limited Partnership of Sonata at Morada Limited Partnership.(1)
3.114(a)	Limited Partnership Agreement of Sonata at Morada Limited Partnership.(1)
3.114(b)	Second Amendment to Limited Partnership Agreement of Sonata at Morada Limited Partnership.(3)
3.115	Certificate of Limited Partnership of The Glen Townhomes Limited Partnership.(1)
3.116(a)	Limited Partnership Agreement of The Glen Townhomes Limited Partnership.(1)
3.116(b)	Fourth Amendment to Limited Partnership Agreement of The Glen Townhomes Limited Partnership.(3)
3.117	Articles of Organization of The Glens at Westlake, L.L.C.(1)
3.118	Operating Agreement of The Glens at Westlake, L.L.C.(1)
3.119	Certificate of Limited Partnership of The Hamilton Place Limited Partnership.(1)
3.120	Limited Partnership Agreement of The Hamilton Place Limited Partnership.(1)
3.121	Certificate of Limited Partnership of Waterford Limited Partnership.(1)
3.122(a)	Limited Partnership Agreement of Waterford Limited Partnership.(1)
3.122(b)	Second Amendment to Limited Partnership Agreement of Waterford Limited Partnership.(3)
3.123	Certificate of Limited Partnership of Whispering Meadow Limited Partnership.(1)
3.124(a)	Limited Partnership Agreement of Whispering Meadow Limited Partnership.(1)
3.124(b)	Second Amendment to Limited Partnership Agreement of Whispering Meadow Limited Partnership.(3)
3.125	Certificate of Limited Partnership of White Oak Limited Partnership.(1)
3.126(a)	Limited Partnership Agreement of White Oak Limited Partnership.(1)
3.126(b)	Fifth Amendment to Limited Partnership Agreement of White Oak Limited Partnership.(3)
3.127	Certificate of Limited Partnership of Windmill Park Limited Partnership.(1)
3.128(a)	Limited Partnership Agreement of Windmill Park Limited Partnership.(1)
3.128(b)	Third Amendment to Limited Partnership Agreement of Windmill Park Limited Partnership.(3)
3.129	Articles of Organization of Kimball Hill Homes Austin Investments, L.L.C.(1)
3.130(a)	Operating Agreement of Kimball Hill Homes Austin Investments, L.L.C.(1)

3.130(b)	First Amendment to Operating Agreement of Kimball Hill Homes Austin Investments, L.L.C.(3)
3.131	Articles of Organization of Kimball Hill Homes Austin Operations, L.L.C.(1)
3.132(a)	Operating Agreement of Kimball Hill Homes Austin Operations, L.L.C.(1)
3.132(b)	First Amendment to Operating Agreement of Kimball Hill Homes Austin Operations, L.L.C.(3)
3.133	Articles of Organization of Kimball Hill Homes Dallas Investments, L.L.C.(1)
3.134(a)	Operating Agreement of Kimball Hill Homes Dallas Investments, L.L.C.(1)
3.134(b)	First Amendment to Operating Agreement of Kimball Hill Homes Dallas Investments, L.L.C.(3)
3.135	Articles of Organization of Kimball Hill Homes Dallas Operations, L.L.C.(1)
3.136(a)	Operating Agreement of Kimball Hill Homes Dallas Operations, L.L.C.(1)
3.136(b)	First Amendment to Operating Agreement of Kimball Hill Homes Dallas Operations, L.L.C.(3)
3.137	Articles of Organization of Kimball Hill Homes Houston Investments, L.L.C.(1)
3.138(a)	Operating Agreement of Kimball Hill Homes Houston Investments, L.L.C.(1)
3.138(b)	First Amendment to Operating Agreement of Kimball Hill Homes Houston Investments, L.L.C.(3)
3.139	Articles of Organization of Kimball Hill Homes Houston Operations, L.L.C.(1)
3.140(a)	Operating Agreement of Kimball Hill Homes Houston Operations, L.L.C.(1)
3.140(b)	First Amendment to Operating Agreement of Kimball Hill Homes Houston Operations, L.L.C.(3)
3.141	Articles of Organization of Stonehill Square LLC
3.142	Operating Agreement of Stonehill Square LLC
3.143	Certificate of Formation of Terramina LLC
3.144	Operating Agreement of Terramina LLC
4.1(a)	Indenture, dated December 19, 2005, by and among Kimball Hill, Inc., the guarantors named therein, and U.S. Bank National Association, with respect to 10 1/2% Senior Subordinated Notes due 2012.(1)
4.1(b)
First Supplemental Indenture, dated June 15, 2006, by and among Kimball Hill, Inc., the guarantors named therein, and U.S. Bank National Association, with respect to 10 1/2% Senior Subordinated Notes due 2012.(3)
4.1(c)
Second Supplemental Indenture, dated September 17, 2007, by and among Kimball Hill, Inc., the guarantors named therein, and U.S. Bank National Association, with respect to 10 1/2% Senior Subordinated Notes due 2012.
4.1(d)
Third Supplemental Indenture, dated October 2, 2007, by and among Kimball Hill, Inc., the guarantors named therein, and U.S. Bank National Association, with respect to 10 1/2% Senior Subordinated Notes due 2012.

4.2	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1(a)).
10.1
Amended and Restated Credit Agreement, dated August 10, 2007, by and among Kimball Hill, Inc., the guarantors named therein, the lenders from time to time party thereto, Harris, N.A., Bank of America, N.A., KeyBank National Association, Wachovia Bank, National Association, Harris Nesbitt and Banc of America Securities, LLC.(4)
10.2	Employment Agreement, dated March 3, 2005, by and between Kimball Hill, Inc. and C. Kenneth Love.(1)†
10.3	Kimball Hill Homes Incentive Stock Option Plan, dated October 28, 1995.(1)†
10.4	Kimball Hill Homes Nonstatutory Stock Option Plan, dated December 31, 1997.(1)†
10.5	Form of Incentive Stock Option Agreement.(1)†
10.6	Form of Nonstatutory Stock Option Agreement.(1)†
10.7	Flexible Early Purchase Facility, dated as of October 14, 2004, by and between Washington Mutual Bank, FA and KH Financial, L.P.(1)
10.8(a)	Employment Agreement, dated August 10, 2007, by and between Kimball Hill, Inc. and David K. Hill.(4)†
10.8(b)	Confidential Separation Agreement by and between Kimball Hill, Inc. and Eugene K. Rowehl.(5)†
10.9	Subscription Agreement, dated September 12, 2006, by and among Kimball Hill, Inc. and Equity Investment III, LLC.(2)
10.10	Investor Rights Agreement, dated September 12, 2006, by and among Kimball Hill, Inc. and Equity Investments III, LLC.(2)
10.11	Letter Agreement, dated October 2, 2006, by and between Kimball Hill, Inc. and Robert J. Ryan.†
12.1	Statement re computation of ratio of earnings to fixed charges.
14.1	Code of Ethics
21.1	Subsidiaries of Kimball Hill, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of C. Kenneth Love, President, Chief Executive Officer and Director.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Bradley R. Grining, Acting Principal Financial Officer.
32.1	Section 1350 Certification of C. Kenneth Love, President, Chief Executive Officer and Director.
32.2	Section 1350 Certification of Bradley R. Grining, Acting Principal Financial Officer.

†
Management or compensatory plan or agreement

(1)
Incorporated by reference to the Registration Statement on Form S-4, as amended, filed by Kimball Hill, Inc. (Registration No. 333-133278).

(2)
Incorporated by reference to the Current Report on Form 8-K filed by Kimball Hill, Inc. on September 13, 2006.

(3)
Incorporated by reference to the Annual Report on Form 10-K filed by Kimball Hill, Inc. on December 21, 2006.

(4)
Incorporated by reference to the Quarterly Report on Form 10-Q filed by Kimball Hill, Inc. on August 14, 2007.

(5)
Incorporated by reference to the Current Report on Form 8-K/A filed by Kimball Hill, Inc. on November 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL HILL, INC. Registrant
Dated: January 14, 2008	/s/ C. KENNETH LOVE C. Kenneth Love President, Chief Executive Officer and Director (Principal Executive Officer)
Dated: January 14, 2008	/s/ BRADLEY R. GRINING Bradley R. Grining Vice President and Controller (Principal Accounting Officer and Acting Principal Financial Officer)
Dated: January 14, 2008	/s/ DAVID K. HILL David K. Hill Executive Chairman of the Board of Directors
Dated: January 14, 2008	/s/ KENT W. COLTON Kent W. Colton Director
Dated: January 14, 2008	/s/ LARRY H. DALE Larry H. Dale Director
Dated: January 14, 2008	/s/ ROY HUMPHREYS Roy Humphreys Director
Dated: January 14, 2008	/s/ BRUCE I. MCPHEE Bruce I. McPhee Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant did not provide any annual report or proxy material to its security holders for the past fiscal year.