Form 10-Q
period 2007-12-31
Kimball Hill, Inc.
filed 2008-02-14
CIK 1357062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

☐ Yes ☒ No

As of February 1, 2008, there were 4,385,898 shares of common stock outstanding.

KIMBALL HILL, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	December 31,	September 30,
(in thousands, except shares)	2007	2007
Assets
HOMEBUILDING:
Cash and cash equivalents	$22,811	$27,996
Receivables	16,793	33,985
Income taxes receivable	55,472	22,834
Inventory	604,699	662,266
Inventory not owned	33,441	30,100
Deferred expenses and other assets	17,662	19,311
Investments in and advances to unconsolidated entities	13,684	24,936
Deferred income taxes	14,031	42,148
Property and equipment, net of accumulated depreciation	11,693	11,303
	790,286	874,879
MORTGAGE BANKING:
Cash and cash equivalents	2,900	3,059
Restricted cash	538
Trade accounts receivable	549	1,680
Mortgage loans held for sale	900	1,577
Investments in and advances to unconsolidated entities	300
Property and equipment, net of accumulated depreciation		213
	5,187	6,529
TOTAL ASSETS	$795,473	$881,408
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$78,174	$96,905
Deposits on sales of residential units	4,360	4,701
Liabilities related to inventory not owned	5,850	2,675
Notes payable	541,842	563,723
	630,226	668,004
MORTGAGE BANKING:
Accounts payable and accrued expenses	319	450
Other liabilities	1,322	423
	1,641	873
Total liabilities	631,867	668,877
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	12,242	12,252
MINORITY INTEREST IN INVENTORY NOT OWNED	37,166	37,166
REDEEMABLE EQUITY:
Redeemable common stock, no par value; shares outstanding: 164,704 and 210,704 at December 31, 2007 and September 30, 2007	1,079	10,367
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 10,000,000 shares authorized; shares outstanding: 4,221,194 and 4,221,941 at December 31, 2007 and September 30, 2007	108,270	108,183
Retained earnings	4,849	44,563
Total shareholders’ equity	113,119	152,746
TOTAL LIABILITIES AND EQUITY	$795,473	$881,408

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the three months ended December 31, 2007 and 2006
(in thousands)	2007	2006
HOMEBUILDING:
Revenues:
Sales of residential units and land	$150,380	$238,412
Rental and other income	2,007	417
Total homebuilding revenues	152,387	238,829
Expenses:
Cost of sales of residential units and land	161,679	243,151
General and administrative	16,846	16,626
Sales and marketing	10,443	13,834
Depreciation	303	254
Total homebuilding expenses	189,271	273,865
Equity in (loss) income of unconsolidated joint ventures	(15,708)	500
Minority interests in net losses (earnings) of consolidated partnerships	10	(76)
Homebuilding loss before income taxes	(52,582)	(34,612)
MORTGAGE BANKING:
Revenues:
(Loss) gain on sales of mortgage loans	(164)	1,742
Total mortgage banking revenues	(164)	1,742
Expenses:
General and administrative	1,216	1,204
Depreciation	27	22
Total mortgage banking expenses	1,243	1,226
Equity in income of unconsolidated joint ventures	83
Mortgage banking (loss) earnings before income taxes	(1,324)	516
LOSS BEFORE INCOME TAXES	(53,906)	(34,096)
BENEFIT FROM INCOME TAXES	(7,521)	(13,127)
NET LOSS	$(46,385)	$(20,969)

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended December 31, 2007 and 2006
(in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(46,385)	$(20,969)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	330	276
Inventory valuation adjustments	13,194	39,988
Write-off of land option costs	81	469
Amortization of deferred expenses	1,715	1,407
Unrealized loss on derivatives	21	33
Equity-based compensation		205
Distributions of income from investments in unconsolidated entities	198	195
Net losses (earnings) from investments in unconsolidated entities	15,625	(500)
Gain on sale of property and equipment	(1,639)
Minority interest in consolidated (losses) earnings	(10)	76
Deferred income taxes	28,117	(14,731)
Changes in operating assets and liabilities:
Receivables	18,323	13,218
Mortgage loans held for sale	677	1,349
Inventory	44,290	29,882
Deferred expenses and other assets	(669)	(3,067)
Accounts payable and accrued expenses	(24,962)	(33,731)
Deposits and other liabilities	(661)	(433)
Income taxes, net	(32,504)	(5,970)
Net cash provided by operating activities	15,741	7,697
Cash flows from investing activities:
Purchases of property and equipment	(1,361)	(525)
Proceeds from sale of property and equipment	2,306
Proceeds from sale of interest in investments in unconsolidated entities	900
Contributions and advances to investments in unconsolidated entities	(1,208)	(4,856)
Net cash provided by (used in) investing activities	637	(5,381)
Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	48,213	74,474
Repayments of notes and mortgage loans payable	(72,872)	(84,796)
Proceeds from sale of land with option to repurchase	2,895
Debt issuance costs		(850)
Net proceeds from issuance of common stock	90	39
Repurchases of common stock	(48)	(2)
Contributions from minority interests		3,000
Net cash used in financing activities	(21,722)	(8,135)
Net decrease in cash and cash equivalents	(5,344)	(5,819)
Cash and cash equivalents—Beginning of period	31,055	18,665
Cash and cash equivalents—End of period	$25,711	$12,846
Reconciliation to cash and cash equivalents reported on the condensed consolidated balance sheets:
Homebuilding	$22,811
Mortgage banking	2,900
Total	$25,711
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,302	$17,296
Cash (received from) paid for income taxes	$(3,134)	$7,574
Supplemental disclosure of noncash investing and financing activities:
Increase in inventory related to lots distributed by unconsolidated entities	$2,405
Non cash contributions to unconsolidated entities	$271
Increase in other liabilities related to receipt of restricted cash	$538
Notes issued for repurchase of common stock	$2,706
Increase in liabilities related to inventory not owned	$3,175	$10,515

See notes to unaudited condensed consolidated financial statements.

Kimball Hill, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Kimball Hill, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (the “Company”), as well as certain variable interest entities from which the Company is purchasing land or lots under option agreements and purchase contracts. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2007 in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for fair presentation have been included in the accompanying financial statements.

Seasonal Variability—Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

Going Concern— The Company’s ability to continue as a going concern is dependent upon its ability to return to profitable operations in the future and to retain the necessary financing to meet its obligations and pay its liabilities when they come due.

As of December 31, 2007 and September 30, 2007, the Company was not in compliance with certain of the amended covenants of its senior credit facility, including the covenant requiring the Company to maintain a minimum tangible net worth (as defined in the senior credit facility). The Company’s failure to meet these covenants allows the lenders under the senior credit facility to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. Acceleration under the senior credit facility would also trigger a cross-default under the indenture governing the senior subordinated notes, thereby allowing the bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes. In addition, certain other credit facilities within the Company’s joint ventures to which it has provided guarantees include provisions for acceleration or events of default in the event of a default under the senior credit facility.

Although, the Company obtained a limited duration waiver and amendment in January 2008 with respect to its senior credit facility (see notes 5 and 11), the Company is no longer in compliance with the covenants set forth therein as a result of recording additional impairment charges in connection with the preparation and review of the condensed consolidated financial statements for the period ended December 31, 2007. The Company intends to continue discussions with its bank group regarding further amendments or waivers to the senior credit facility upon reasonable terms, however, there can be no assurance that the Company will be able to further amend or obtain waivers under the senior credit facility upon reasonable terms, or at all. The Company currently has no alternative financing in place and if it is unable to find alternative financing or obtain further amendments or waivers, the Company may not have sufficient assets to repay the outstanding debt if accelerated. Working with Alvarez & Marsal North America, LLC, a financial advisory and consulting firm, the Company is considering a number of alternatives, including the appointment of a chief restructuring officer and whether to seek a complete restructuring under Chapter 11 of the United States Bankruptcy Code.

Due to the uncertainties mentioned above, there are substantial doubts about whether the Company will be able to continue as a going concern, and therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

During fiscal 2005, the Company granted 37,500 deferred stock units, representing a right to receive 37,500 shares of the Company’s common stock at a future date. Under the terms of the agreement, one-third of the deferred stock units fully vested on each of October 1, 2005, 2006, and 2007, respectively, with the shares being issued on the earlier of: a) the fifth anniversary of the date of grant, b) the executive’s separation of service, c) the executive’s death or disability, or d) a change in control. Each period, the Company recognized compensation cost, for the relative service period covered, equal to the market value of the underlying common shares of the Company on the date of grant. During the three months ended December 31, 2006, compensation cost of $0.2 million related to deferred stock units is included in the Company’s condensed consolidated statements of operations.

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

The Company establishes the fair value of its stock on a quarterly basis. The evaluation of fair value is significantly impacted by the homebuilding industry climate and the Company’s relative performance. Considering the continued deterioration in market conditions and the Company’s uncertainties about its ability to continue as a going concern, the estimated fair value of the redeemable common stock includes significant subjective assumptions, but represents the Company’s best estimate as of the dates of the condensed consolidated balance sheets.

Based upon the most recent valuation of the Company as of December 31, 2007, the fair value of redeemable common stock was valued at $6.55 per share.

2.  Inventory

Inventory consists of the following:

	December 31,	September 30,
(in thousands)	2007	2007
Residential lots—developed and under development	$407,419	$407,002
Finished homes and construction in progress	168,535	201,882
Deposits on land purchases	3,009	3,179
Land held for future development or sale	25,736	50,203
Total	$604,699	$662,266

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses housing projects, land held for development or sale, and property and equipment for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

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

When reviewing for impairment, the Company evaluates the future undiscounted net cash flows expected to be generated by each asset based upon the Company’s intentions at the time of its review. For purposes of these impairment calculations, the Company determines the fair value of each asset determined to be impaired either by using internal project modeling software to determine the present value of the estimated future cash flows on a community-by-community basis using discount rates which are commensurate with the risk of the community or by referring to independent project-specific appraisals or by comparing to recent comparable land sales and recent discussions with land brokers and potential buyers where the Company is actively marketing the land for sale.

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

During the three months ended December 31, 2007 and 2006, the Company recorded inventory impairment charges of $13.2 million and $40.0 million, respectively. These charges are included in cost of sales in the Company’s condensed consolidated statements of operations.

The Company’s current operating strategy includes selling certain land inventory to: reduce debt, adjust the balance of its land holdings by region and reduce its overall investment in land. The Company has identified certain land parcels it intends to sell and is actively marketing the properties for delivery within the next 12 months. As of December 31, 2007, the Company has $24.8 million of land inventory that is held for sale.

Given the continued deterioration in market conditions and uncertainty about the timing and pace of any recovery, the Company has tightened its land acquisition criteria and is working with land sellers to renegotiate land purchase and option contracts to extend purchase dates and reduce purchase prices. If the Company is unable to obtain satisfactory terms, the Company will not exercise its land option agreements and will abandon its earnest money if contractually obligated to do so. During the three months ended December 31, 2007 and 2006, the Company wrote-off $0.1 million and $0.5 million of costs related to the abandonment of land option contracts.

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as residential units are closed. Interest costs for the three months ended December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Capitalized interest—beginning of period	$69,865	$59,409
Interest incurred	12,111	11,827
Interest included in cost of sales	(14,267)	(8,771)
Capitalized interest—end of period	$67,709	$62,465

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, costs of home construction and capitalized interest. The amounts included in the above table reflect the gross amount of capitalized interest before allocation of any impairment charges recognized.

3.  Inventory Not Owned

Inventory not owned consists of options on land that have been consolidated in accordance with FIN 46R, Consolidation of Variable Interest Entities, and property that has been sold to a third party in which the Company has retained a continuing interest in that property and does not qualify for sale treatment under GAAP.

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

At December 31, 2007, the Company had consolidated optioned land with a fair value of $30.4 million for which it paid cash option deposits of $0.7 million. At September 30, 2007, the Company had consolidated optioned land with a fair value of $30.1 million for which it paid cash option deposits of $0.7 million. The Company estimated the initial fair value of the consolidated optioned land based upon the Company’s option contract price. In many cases, the Company was unable to obtain the relevant financial information from the selling entities, therefore, the Company has used the information available to make an assumption as to whether the selling entity has additional assets or has debt obligations outstanding. The difference between the fair value of the land under contract and the Company’s non-refundable deposit is recorded in liabilities related to inventory not owned unless it is determined by the Company that the selling entity does not carry debt in which case the difference is recorded as minority interest in inventory not owned.

During the three months ended December 31, 2007, the Company entered into two separate agreements to sell land for $2.9 million to a third party that provides for an option for the Company to repurchase the land at later dates. Due to the Company’s continuing involvement, the transaction did not qualify as a sale under GAAP and was classified as a financing activity in the condensed consolidated statement of cash flows. At December 31, 2007, the Company had recorded $2.9 million of inventory not owned and $2.9 million of liabilities related to inventory not owned for transactions with continuing involvement. At September 30, 2007, the Company had not recorded any inventory not owned for transactions with continuing involvement.

4.  Investments In and Advances to Unconsolidated Entities

Investments in and advances to unconsolidated entities represent the Company’s ownership interest in entities accounted for under the equity method when it has a significant influence over the entity but holds less than a controlling interest in the entity or it is not the primary beneficiary in a VIE as defined by FIN 46R. The Company’s business partners generally are unrelated homebuilders, land sellers or other real estate entities. The Company uses the cost method for ventures over which it does not have a significant influence. The Company reviews all investments for reductions in fair value that are considered other than temporary. When indicators exist that the Company’s equity and cost method investments are impaired, the Company considers whether that impairment is other than temporary. If the impairment is determined to be other than temporary, the Company records an impairment by the amount which the carrying amount of the investment exceeds its fair value.

In the ordinary course of business, the Company periodically enters into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, in which the Company’s current interests range from 6.29% to 49.90%. The Company accounts for its interest in these joint ventures under the equity method, and the Company’s condensed consolidated balance sheets include investments in and advances to joint ventures totaling $14.0 million and $24.9 million at December 31, 2007 and September 30, 2007, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At December 31, 2007 and September 30, 2007, the Company’s unconsolidated joint ventures had outstanding third party borrowings of $810 million and $940 million, respectively. From time to time the Company has issued completion guarantees, repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require the Company to repay debt of the joint venture in the event of a payment default or in the event that the debt of the joint venture exceeds the value of the property securing the debt. Set forth below are the significant changes related to the Company’s investments and advances to unconsolidated entities during the three months ended December 31, 2007.

In January 2005, the Company entered into a joint venture, in which it has a 9.59% interest, to acquire and develop land in Nevada (“Nevada JV No. 1”). As of September 30, 2007, the Company determined that its investment in Nevada JV No. 1 was more than temporarily impaired and recorded a $21.5 million charge to write-down the investment balance to zero. At December 31, 2007, Nevada JV No. 1 had third party debt of $435 million under a secured credit facility, of which each member has guaranteed payment of its pro rata share in the event of specified bankruptcy events or in the event of certain improper or fraudulent actions involving Nevada JV No. 1. The Company’s pro rata portion of the debt is $41.7 million at December 31, 2007. The Company has also provided pro rata completion guarantees for this joint venture. The repayment guarantee requires that the Company be in compliance with the financial covenants contained in the Company’s senior credit facility and, thus, the Company’s current default under its senior credit facility constitutes an event of default under Nevada JV No. 1’s secured credit facility. Failure to cure such defaults could result in the acceleration of Nevada JV No. 1’s repayment obligations under its secured credit facility, which could trigger a cross-default under the indenture governing the Company’s senior subordinated notes, thereby allowing the bondholders to accelerate the repayment of all amounts outstanding under the senior subordinated notes.

Recently, Nevada JV No. 1 received notice from the administrative agent under its secured credit facility that it was not in compliance with certain covenants thereunder, including a performance covenant requiring that Nevada JV No. 1 make a specified amount of progress with respect to the projects contemplated under the secured credit facility. Breach of such covenant constitutes an event of default under its secured credit facility. Failure to cure such defaults could result in the acceleration of Nevada JV No. 1’s repayment obligations under its secured credit facility. To the Company’s knowledge, the lenders under this facility have not indicated they will accelerate amounts due under the facility as a result of these defaults, however, there can be no assurance that they will not.

Further, on May 31, 2008, the Company will be required to purchase land in connection with Nevada JV No. 1 for a purchase price of approximately $15.4 million subject to certain credits for past investments in the joint venture and the obligation to fund future development costs. The Company believes there is a substantial likelihood that it will not have sufficient liquidity to make this purchase. Failure to make this purchase will, among other things, constitute an event of default under Nevada JV No. 1’s secured credit facility, upon which the lenders may terminate their commitments thereunder and accelerate Nevada JV No. 1’s repayment obligations thereunder and, if the lenders are permitted to accelerate the repayment obligations, it will constitute an event of default under the Company’s senior credit facility which could result in the acceleration of the Company’s repayment obligations under its senior credit facility. Acceleration of either Nevada JV No. 1’s or the Company’s repayment obligations could trigger a cross-default under the indenture governing the Company’s senior subordinated notes, thereby allowing the bondholders to accelerate the repayment of all amounts outstanding under the senior subordinated notes. The Company may have additional liabilities associated with a breach of its Nevada JV No. 1 obligations.

In May 2004, the Company entered into a joint venture, in which it has a 6.29% interest, to acquire and develop land in Nevada (“Nevada JV No. 2”). As of December 31, 2007, the Company determined that its investment in Nevada JV No. 2 was more than temporarily impaired and recorded a $17.1 million charge to write-down the investment balance to zero and to accrue for an outstanding letter of credit. At December 31, 2007, Nevada JV No. 2 had third party debt of $325 million under a secured credit facility, of which each member has guaranteed payment of its pro rata share in the event of specified bankruptcy events or in the event of certain improper or fraudulent actions involving Nevada JV No. 2. The Company’s pro rata portion of the debt is $20.4 million at December 31, 2007. The Company has provided pro rata completion guarantees for Nevada JV No. 2. The repayment guarantee requires that the Company be in compliance with the financial covenants contained in the Company’s senior credit facility and, thus, the Company’s current default under its senior credit facility constitutes an event of default under Nevada JV No. 2’s secured credit facility. Failure to cure such defaults could result in the acceleration of Nevada JV No. 2’s repayment obligations under its secured credit facility, which could trigger a cross-default under the indenture governing the Company’s senior subordinated notes, thereby allowing bondholders to accelerate the repayment of all amounts outstanding under the senior subordinated notes.

On April 15, 2008, the Company is required to purchase land in connection with Nevada JV No. 2 for a purchase price of approximately $43.1 million subject to certain credits for past investments in the joint venture and the obligation to fund future development costs. The Company believes there is a substantial likelihood that it will not have sufficient liquidity to make this purchase. Failure to make this purchase will, among other things, constitute an event of default under Nevada JV No. 2’s secured credit facility. If such default occurs and remains uncured, the lenders under Nevada JV No. 2’s facility may terminate commitments under the facility and may accelerate Nevada JV No. 2’s repayment obligations and, if the lenders are permitted to accelerate the repayment obligations, it will constitute an event of default under the Company’s senior credit facility which could result in the acceleration of the Company’s repayment obligations under its senior credit facility. Acceleration of either Nevada JV No. 2’s or the Company’s repayment obligations could trigger a cross-default under the indenture governing the Company’s senior subordinated notes, thereby allowing the bondholders to accelerate the repayment of all amounts outstanding under the senior subordinated notes. In addition, in connection with a previous purchase under the facility, letters of credit for $12.5 million were issued under the Company’s senior credit facility. Subject to a limited cure period, upon an event of default under Nevada JV No. 2’s secured credit facility, the administrative agent thereunder may, in addition to its other remedies, draw upon this letter of credit in full and apply such amounts to repay the Company’s pro rata portion of Nevada JV No. 2’s debt. The Company may have additional liabilities associated with a breach of its Nevada JV No. 2 obligations.

In October 2007, the Company’s mortgage banking subsidiary (KH Financial L.P., or “KHF”), and Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, “Wells Fargo”) formed a new joint venture, KH Mortgage, LLC (“KH Mortgage”). KHF contributed $250,000 in cash and contributed various assets to establish KH Mortgage. Then, pursuant to the Assignment of Interest Agreement between the parties, Wells Fargo paid $900,000 in cash to KHF, opened a one year certificate of deposit in KHF’s name for $538,000 and agreed to waive certain management fees with an estimated benefit to KHF of $437,000 in exchange for a 50.1% interest in KH Mortgage. KHF retained ownership of the remaining 49.9 % of KH Mortgage. The sale of the investment in KH Mortgage generated a deferred gain of $1,219,000 that is included in other liabilities in the condensed consolidated balance sheets. The deferred gain will only be recognized in earnings in the event the Company discontinues its relationship with KH Mortgage or otherwise satisfies applicable contractual requirements for the recognition of the gain. The Company’s wholly-owned mortgage subsidiary began to wind down its operations in November 2007, and it will cease day to day operations during the second fiscal quarter of 2008 after it has fully satisfied all commitments to borrowers for loans.

5.  Financing

The Company’s notes payable consist of the following:

	December 31,	September 30,
(in thousands):	2007	2007
Senior credit facility	$309,342	$322,759
Senior subordinated notes (net of unamortized discount)	201,091	201,019
Other senior secured credit facilities	27,425	39,945
Other senior debt	3,984
Total	$541,842	$563,723

In December 2005, the Company entered into a new senior credit facility to finance its business operations. Proceeds of the new senior credit facility were used to retire its existing senior secured revolving credit facilities and substantially all of its other senior secured credit facilities. The senior credit facility had a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. The Company had the right, without the consent of its lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior credit facility to exceed $700 million. The Company amended the senior credit facility in December 2006 to amend certain covenants; amended and restated the senior credit facility in August 2007 to further amend certain covenants, require that the senior credit facility be secured by all properties to be included in the borrowing base for the senior credit facility and related assets and prohibit the incurrence of any additional secured debt; and amended the senior credit facility in January 2008 to reduce the maximum availability thereunder to $400 million to better match the Company’s financing needs.

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

As of December 31, 2007, the Company had $309 million of borrowings under the senior credit facility at an effective interest rate of 6.33%. As of December 31, 2007 and September 30, 2007, the Company was not in compliance with certain of the covenants in the senior credit facility, including the covenant requiring the Company to maintain a minimum tangible net worth (as defined in the senior credit facility). The Company’s failure to meet these covenants allows the lenders under the senior credit facility to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. Acceleration under the senior credit facility would also trigger a cross-default under the indenture governing the Company’s senior subordinated notes, thereby allowing the Company’s bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain payment blockage periods. In addition, certain other credit facilities within the Company’s joint ventures to which the Company has provided guarantees include provisions for acceleration or events of default in the event of a default under the Company’s senior credit facility.

Although the Company obtained a limited duration waiver and amendment in January 2008 with respect to its senior credit facility (see note 11), the Company is no longer in compliance with the covenants set forth therein as a result of recording additional impairment charges in connection with the preparation and review of the condensed consolidated financial statements for the period ended December 31, 2007. The Company intends to continue discussions with its bank group regarding further amendments or waivers to the senior credit facility upon reasonable terms, however, there can be no assurance that the Company will be able to further amend or obtain waivers under the senior credit facility upon reasonable terms, or at all.

In December 2005, the Company issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. In May 2006, the Company exchanged all of the senior subordinated notes issued in the private placement for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. The Company may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. At any time prior to December 15, 2008, the Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. In addition, if the Company experiences specific kinds of changes of control, the Company is required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior credit facility described above. All of the Company’s wholly owned subsidiaries, other than the Company’s mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior credit facility. The indenture governing the senior subordinated notes contains a number of significant covenants that restricts the Company’s ability and that of its restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of the Company’s assets. As of December 31, 2007, the Company was restricted from incurring additional indebtedness (excluding available borrowings under the senior credit facility), except under certain limited circumstances.

The Company is party to a senior secured project-specific acquisition and development loan. This loan bears interest at LIBOR plus 2.25% with maturity tied to the sale of the underlying inventory. As of December 31, 2007, the Company had $19.1 million outstanding related to this project-specific acquisition and development loan.

The Company has a term loan for an office complex in Rolling Meadows, Illinois. The term loan is secured by the office complex and bears interest at 7.0%. The Company makes monthly interest payments with the balance due October 2010. As of December 31, 2007, the Company had $3.5 million outstanding on the term loan.

The Company has a term loan of for an office building in Rolling Meadows, Illinois. The term loan is secured by the office building and bears interest equal to the prime rate. The Company makes monthly interest payments with the principal balance due March 2009. As of December 31, 2007, the Company had $4.8 million outstanding on the term loan.

As of December 31, 2007, other senior debt consists of $1.4 million of unsecured lines of credit and a $2.6 million term loan to repurchase stock from a former officer (see note 9).

6.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land for future development and/or developed lots. The agreements generally are contingent upon municipality approvals. As of December 31, 2007, the Company has rights, under such agreements, to purchase approximately 6,228 lots, within 31 separate developments, with an aggregate contract price of $258 million. Approximately 1,600 of the lots contain specific performance requirements, with an aggregate purchase price of $45 million, of which the Company is obligated to pay $1 million within the next twelve months and the remaining $44 million at various dates beginning in March 2009. Approximately 2,100 of the lots, with an aggregate purchase price of $128 million, are to be purchased from joint ventures in which the Company has an equity investment.

At December 31, 2007, excluding inventory not owned (see note 3), the Company was contingently liable to banks and financial institutions for approximately $107 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land option contracts.

The Company has land purchase obligations in connection with two of its joint ventures (see note 4) for purchase prices of $43.1 million and $15.4 million, which the Company will be obligated to purchase on April 15, 2008 and May 31, 2008, respectively. The Company believes there is a substantial likelihood that its liquidity will be insufficient to support these purchase obligations. Failure to make either purchase could, among other things, result in an event of default under the applicable joint venture’s secured credit facility. If such default occurs and remains uncured, the lenders under such joint venture’s secured credit facility may terminate commitments under the facility and accelerate the repayment obligations and, if the lenders are permitted to accelerate the repayment obligations, it will constitute an event of default under the Company’s senior credit facility which could result in the acceleration of the Company’s repayment obligations under its senior credit facility. Acceleration of the repayment obligations of either one or both of the joint venture credit facilities or the Company’s repayment obligations could trigger a cross-default under the indenture governing the company’s senior subordinated notes, thereby allowing the bondholders to accelerate the repayment of all amounts outstanding under the senior subordinated notes.

Under the terms of the Company’s amended stock option plans, the Company has contractual obligations to purchase shares of its common stock, including shares issuable under outstanding options, from certain of its directors, executive officers and other key employees in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, involuntary termination or retirement. As of December 31, 2007, the Company’s aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been approximately $1.4 million in the event that all of these obligations were triggered. The Company’s ability to satisfy its repurchase obligations is subject to certain limitations set forth in the indenture governing the senior subordinated notes issued by the Company. In addition, if Mr. Hill’s employment is terminated by reason of his death or permanent disability, his family trust may request the Company to purchase up to 500,000 shares of its common stock, and upon receipt of such request the Company will reasonably determine in its sole discretion how many shares to purchase in light of the Company’s financial condition and prospects and the limitations, restrictions and constraints in its loan and financing arrangements at the time. The purchase price payable by the Company will be the fair market value at that time.

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

Changes in the Company’s warranty liability for the three months ended December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Balance at beginning of period	$5,218	$5,798
Warranties issued	610	964
Settlements and other adjustments	(1,055)	(1,355)
Balance at end of period	$4,773	$5,407

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

In October 2007, the Company entered into a definitive agreement with Wells Fargo Ventures, LLC, a wholly-owned subsidiary of Wells Fargo Bank, N.A., to form a joint venture that will operate as a full-service mortgage bank to the Company’s homebuilding customers. The Company has a 49.9% interest in the new venture and believes the new venture will provide competitive mortgage products to its customers and that the joint venture’s cost structure will provide the Company with profit opportunities as the homebuilding market continues to work through this down cycle. The Company’s wholly-owned mortgage subsidiary began to wind down its operations in November 2007, and it will cease day to day operations during the second fiscal quarter of 2008 after it has fully satisfied all commitments to borrowers for loans.

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

Revenues (in thousands)
For the three months ended December 31:	2007	2006
Florida	$13,188	$23,941
Midwest	30,982	46,122
Nevada	27,235	55,030
Pacific Coast	26,010	39,269
Texas	52,128	69,916
Mortgage banking	(164)	1,742
Segment revenue subtotal	149,379	236,020
Corporate and unallocated (a)	1,990	177
GAAP adjustment (b)	854	4,374
Consolidated total revenues	$152,223	$240,571

(a)

Corporate and unallocated includes land sales where the asset was held in the Company’s corporate department rather than one of the Company’s operating segments. Rental and other income are also included within corporate and unallocated revenues.

(b)

The GAAP adjustment is for certain closing costs and brokers commissions that are included as reductions to revenue in the Company’s internal measurement system that are reported as expenses in accordance with GAAP. Additionally, during the three months ended December 31, 2007, we sold land to a third party with an option to repurchase the land at a later date, which was excluded from revenue in accordance with GAAP.

(Loss) Earnings Before Income Taxes (in thousands)
For the three months ended December 31:	2007	2006
Florida	$(1,601)	$(7,385)
Midwest	(12,518)	(11,530)
Nevada	(18,670)	19,662
Pacific Coast	2,941	(16,261)
Texas	1,837	(241)
Mortgage banking	(1,324)	516
Segment loss before income taxes subtotal	(29,335)	(15,239)
Corporate and unallocated	(8,010)	(7,717)
	(37,345)	(22,956)
Homebuilding interest expense	(14,267)	(8,771)
GAAP adjustment (c)	(2,294)	(2,369)
Consolidated loss before income taxes	$(53,906)	$(34,096)

(c)

Included in the GAAP adjustment are (i) timing differences for certain capitalizable indirect construction costs that are expensed as incurred in the Company’s internal measurement system and (ii) minority interest expense which is not included in the Company’s internal measurement system.

	December 31,	September 30,
Assets (in thousands)	2007	2007
Florida	$50,884	$58,730
Midwest	165,304	185,839
Nevada	168,972	188,619
Pacific Coast	72,693	84,700
Texas	136,032	154,930
Mortgage banking	5,187	6,529
Segment assets subtotal	599,072	679,347
Corporate and unallocated	181,235	182,430
GAAP adjustment (d)	15,166	19,631
Consolidated assets	$795,473	$881,408

(d)	The GAAP adjustment to assets relates to a general inventory accrual which was not included in our internal measurement system.

8.  Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on October 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the accompanying condensed consolidated statement of operations. The Company is subject to taxation in the U.S. and various states jurisdictions. The Company’s tax years for 2004, 2005 and 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2004.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance as to how the effects on prior year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires the Company to quantify misstatements using both a balance sheet and income statement approach, with adjustment required if either method results in a material error. The Company adopted the provisions of SAB 108 on October 1, 2007. The adoption of SAB 108 did not have a significant impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) - an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The

Company is in the process of determining the effect, if any, the adoption of SFAS 160 will have on its financial statements.

9.  Related Party Transactions

In October 2007, the Company sold an office building in its corporate complex to an entity controlled by its controlling shareholder’s brother for $1.7 million. The majority of the space in the building has been leased to an entity controlled by the controlling shareholder’s brother for over 12 years.

The Company entered into a separation agreement with a former officer, Mr. Eugene Rowehl, pursuant to which he resigned from the Company effective as of October 19, 2007. Pursuant to the agreement, Mr. Rowehl agreed to sell to the Company at fair market value his 55,000 shares of common stock for $2.7 million. Pursuant to the terms of the agreement, the Company repurchased 55,000 shares from Mr. Rowehl and issued him a $2.7 million non-negotiable promissory note for the purchase price. The note bears interest at the prime rate and matured on January 31, 2008. The Company made a $90,000 partial payment of the note in November 2007. The Company has determined that pursuant to the terms of the separation agreement the additional payments on the note are prohibited at this time.

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

As of December 31, 2007		Guarantor	Non-Guarantor
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$595	$22,166	$50	$—	$22,811
Receivables		16,793			16,793
Income taxes receivable	55,472				55,472
Inventory		555,171	49,528		604,699
Inventory not owned		33,441			33,441
Deferred expenses and other assets	8,777	8,885			17,662
Investments in and advances to unconsolidated entities		13,684			13,684
Deferred income taxes	14,031				14,031
Property and equipment, net of accumulated depreciation	8,867	2,826			11,693
Investments in subsidiaries	37,184	(19,222)		(17,962)
	124,926	633,744	49,578	(17,962)	790,286
MORTGAGE BANKING			5,187		5,187
TOTAL ASSETS	$124,926	$633,744	$54,765	$(17,962)	$795,473
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$314	$77,771	$89	$—	$78,174
Deposits on sales of residential units		4,145	215		4,360
Liabilities related to inventory not owned		5,850			5,850
Notes payable	522,717		19,125		541,842
Intercompany	(512,303)	471,299	41,004
	10,728	559,065	60,433		630,226
MORTGAGE BANKING			1,641		1,641
Total liabilities	10,728	559,065	62,074		631,867
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			12,825	(583)	12,242
MINORITY INTEREST IN INVENTORY NOT OWNED		37,166			37,166
REDEEMABLE EQUITY	1,079				1,079
SHAREHOLDERS’ EQUITY	113,119	37,513	(20,134)	(17,379)	113,119
TOTAL LIABILITIES AND EQUITY	$124,926	$633,744	$54,765	$(17,962)	$795,473

As of September 30, 2007		Guarantor	Non-Guarantor
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
HOMEBUILDING:
Cash and cash equivalents	$18,475	$9,471	$50	$—	$27,996
Receivables		33,339	646		33,985
Income taxes receivable	22,834				22,834
Inventory		606,322	55,944		662,266
Inventory not owned		30,100			30,100
Deferred expenses and other assets	8,899	10,412			19,311
Investments in and advances to unconsolidated entities		24,936			24,936
Deferred income taxes	42,148				42,148
Property and equipment, net of accumulated depreciation	8,403	2,900			11,303
Investments in subsidiaries	83,569	(11,839)		(71,730)
	184,328	705,641	56,640	(71,730)	874,879
MORTGAGE BANKING			6,529		6,529
TOTAL ASSETS	$184,328	$705,641	$63,169	$(71,730)	$881,408
Liabilities and equity
HOMEBUILDING:
Accounts payable and accrued expenses	$239	$96,494	$172	$—	$96,905
Deposits on sales of residential units		4,497	204		4,701
Liabilities related to inventory not owned		2,675			2,675
Notes payable	532,079		31,644		563,723
Intercompany	(511,103)	482,050	29,053
	21,215	585,716	61,073		668,004
MORTGAGE BANKING			873		873
Total liabilities	21,215	585,716	61,946		668,877
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS			12,835	(583)	12,252
MINORITY INTEREST IN INVENTORY NOT OWNED		37,166			37,166
REDEEMABLE EQUITY	10,367				10,367
SHAREHOLDERS’ EQUITY	152,746	82,759	(11,612)	(71,147)	152,746
TOTAL LIABILITIES AND EQUITY	$184,328	$705,641	$63,169	$(71,730)	$881,408

For the three months ended		Guarantor	Non-Guarantor
December 31, 2007 (in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$147,662	$2,718	$—	$150,380
Rental and other income	1,201	804	2		2,007
Total homebuilding revenues	1,201	148,466	2,720		152,387
Expenses:
Cost of sales of residential units and land		150,585	11,094		161,679
General and administrative	8,690	8,141	15		16,846
Sales and marketing		10,242	201		10,443
Depreciation	73	230			303
Total homebuilding expenses	8,763	169,198	11,310		189,271
Intercompany charge	7,562	(7,562)
Equity in losses of unconsolidated joint ventures		(15,708)			(15,708)
Minority interests in net losses of consolidated partnerships			10		10
Homebuilding loss before income taxes		(44,002)	(8,580)		(52,582)
MORTGAGE BANKING:
Revenues:
Loss on sales of mortgage loans			(164)		(164)
Total mortgage banking revenues			(164)		(164)
Expenses:
General and administrative			1,216		1,216
Depreciation			27		27
Total mortgage banking expenses			1,243		1,243
Equity in income of unconsolidated joint ventures			83		83
Mortgage banking losses before income taxes			(1,324)		(1,324)
EQUITY IN LOSS OF CONSOLIDATED SUBSIDIARIES	(53,906)	(8,580)		62,486
LOSS BEFORE INCOME TAXES	(53,906)	(52,582)	(9,904)	62,486	(53,906)
BENEFIT FROM INCOME TAXES	(7,521)	(7,336)	(1,382)	8,718	(7,521)
NET LOSS	$(46,385)	$(45,246)	$(8,522)	$53,768	$(46,385)

For the three months ended		Guarantor	Non-Guarantor
December 31, 2006 (in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
HOMEBUILDING:
Revenues:
Sales of residential units and land	$—	$231,493	$6,919	$—	$238,412
Rental and other income	36	380	1		417
Total homebuilding revenues	36	231,873	6,920		238,829
Expenses:
Cost of sales of residential units and land		232,813	10,338		243,151
General and administrative	6,003	10,590	33		16,626
Sales and marketing		13,351	483		13,834
Depreciation	62	192			254
Total homebuilding expenses	6,065	256,946	10,854		273,865
Intercompany charge	6,029	(6,029)
Equity in income of unconsolidated joint ventures		500			500
Minority interests in net earnings of consolidated partnerships			(76)		(76)
Homebuilding loss before income taxes		(30,602)	(4,010)		(34,612)
MORTGAGE BANKING:
Revenues:
Gain on sales of mortgage loans			1,742		1,742
Total mortgage banking revenues			1,742		1,742
Expenses:
General and administrative			1,204		1,204
Depreciation			22		22
Total mortgage banking expenses			1,226		1,226
Mortgage banking earnings before income taxes			516		516
EQUITY IN LOSS OF CONSOLIDATED SUBSIDIARIES	(34,096)	(4,010)		38,106
LOSS BEFORE INCOME TAXES	(34,096)	(34,612)	(3,494)	38,106	(34,096)
BENEFIT FOR INCOME TAXES	(13,127)	(13,326)	(1,345)	14,671	(13,127)
NET LOSS	$(20,969)	$(21,286)	$(2,149)	$23,435	$(20,969)

For the three months ended		Guarantor	Non-Guarantor
December 31, 2007 (in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(46,385)	$(45,246)	$(8,522)	$53,768	$(46,385)
Adjustments to reconcile net loss to net flows from operating activities	40,559	67,054	8,281	(53,768)	62,126
Net cash (used in) provided by operating activities	(5,826)	21,808	(241)		15,741

Cash flows from investing activities:
Purchases of property and equipment	(1,062)	(299)			(1,361)
Proceeds from sale of property and equipment	2,306				2,306
Proceeds from sale of investments in unconsolidated entities			900		900
Contributions to investments in unconsolidated entities		(958)	(250)		(1,208)
Net cash provided by (used in) investing activities	1,244	(1,257)	650		637

Cash flows from financing activities:
Proceeds from issuance of notes payable	48,213				48,213
Repayments of notes payable	(60,353)		(12,519)		(72,872)
Proceeds from sale of land with option to repurchase		2,895			2,895
Net proceeds from issuance of common stock	90				90
Repurchases of common stock	(48)				(48)
Intercompany	(1,200)	(10,751)	11,951
Net cash used in financing activities	(13,298)	(7,856)	(568)		(21,722)
Net (decrease) increase in cash and cash equivalents	(17,880)	12,695	(159)		(5,344)
Cash and cash equivalents— Beginning of period	18,475	9,471	3,109		31,055
Cash and cash equivalents— End of period	$595	$22,166	$2,950		$25,711

Reconciliation to cash and cash equivalents reported on the consolidated balance sheets:
Homebuilding	$595	$22,166	$50		$22,811
Mortgage banking			2,900		2,900
Total	$595	$22,166	$2,950		$25,711

For the three months ended		Guarantor	Non-Guarantor
December 31, 2006 (in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(20,969)	$(21,286)	$(2,149)	$23,435	$(20,969)
Adjustments to reconcile net loss to net cash flows from operating activities	4,097	57,556	(6,827)	(26,160)	28,666
Net cash (used in) provided by operating activities	(16,872)	36,270	(8,976)	(2,725)	7,697

Cash flows from investing activities:
Purchases of property and equipment	(252)	(265)	(8)		(525)
Contributions and advances to investments in unconsolidated entities		(4,856)			(4,856)
Contributions to investments in subsidiaries		(4,213)		4,213
Net cash used in investing activities	(252)	(9,334)	(8)	4,213	(5,381)

Cash flows from financing activities:
Proceeds from issuance of notes and mortgage loans payable	67,616		6,858		74,474
Repayments of notes and mortgage loans payable	(62,643)	(9,801)	(12,352)		(84,796)
Debt issuance costs	(850)				(850)
Net proceeds from issuance of common stock	39				39
Repurchases of common stock	(2)				(2)
Contributions from minority interests			3,000		3,000
Contributions from parent and guarantors			4,213	(4,213)
Distributions to parent and guarantors			(2,725)	2,725
Intercompany	14,057	(23,170)	9,113
Net cash provided by (used in) financing activities	18,217	(32,971)	8,107	(1,488)	(8,135)
Net increase (decrease) in cash and cash equivalents	1,093	(6,035)	(877)		(5,819)
Cash and cash equivalents— Beginning of period	1,518	14,511	2,636		18,665
Cash and cash equivalents— End of period	$2,611	$8,476	$1,759		$12,846

11.  Subsequent Events

In January 2008, the Company obtained a limited duration waiver and amendment with respect to its senior credit facility. The amendment and waiver agreement provided the Company with immediate access to $10 million as well as continued access during the waiver period to the proceeds from the ordinary course sale of homes, reduced the maximum availability of the senior credit facility from $500 million to $400 million and amended the financial covenants thereunder for the periods ended September 30, 2007 and December 31, 2007. However, as a result of recording additional impairment charges in connection with the preparation and review of the condensed consolidated financial statements for the period ended December 31, 2007, the Company is no longer in compliance with the covenants set forth in the waiver and amendment. As such, the bank group may terminate the waiver and amendment and declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. The Company intends to continue discussions with its bank group regarding further amendments or waivers to the senior credit facility upon reasonable terms, however, there can be no assurance that the Company will be able to further amend or obtain waivers under the senior credit facility upon reasonable terms, or at all.

In addition to the items set forth above, the waiver and amendment agreement amended the senior credit facility to, among other things, (1) require that the net cash proceeds of all dispositions (each as defined in the senior credit facility, and which do not include proceeds from ordinary course sales of housing units) be deposited into a cash collateral account under the control of the bank group, which account shall be available in the bank group’s sole discretion for the Company’s general corporate purposes or to repay obligations under the senior credit facility, (2) generally prohibit the Company from incurring any additional indebtedness, except pursuant to the senior credit facility, (3) amend certain financial covenants of the Company for the periods ending September 30, 2007 and December 31, 2007, including reducing the Company’s minimum tangible net worth (as defined in the senior credit facility from $302.0 million to $160.0 million and increasing the Company’s maximum leverage ratio from 1.75 to 2.75, (4) reduce the Company’s required minimum liquidity from $50.0 million to $1.0 million, (5) generally require that interest is payable at the base rate (as defined in the senior credit facility) and (6) increase the margin for commitment fees to 0.30%.

In addition, the waiver and amendment agreement permits the Company to borrow an additional $5.0 million if on or before January 31, 2008, the Company provides to the bank group a 13-week cash flow forecast in a form reasonably satisfactory to the bank group and such forecast demonstrates that the Company has or thereafter will have additional liquidity needs. The Company submitted an acceptable 13-week cash flow forecast to the bank group prior to January 31, 2008 and the Company borrowed the additional $5.0 million.

Item 2.  Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We are one of the largest privately-owned homebuilders and one of the 30 largest homebuilders in the United States, as measured by home deliveries and revenues. We design, build and market single-family detached, single-family attached and multi-family homes. Since we were founded in 1969, we have delivered over 48,000 homes to a broad range of customers, including first-time buyers and first- and second-time move-up buyers. Throughout this period, we have grown our business organically and we currently operate within 12 markets, including, among others, Chicago, Dallas, Ft. Worth, Houston, Las Vegas, Sacramento and Tampa, in five regions: Florida, the Midwest, Nevada, the Pacific Coast and Texas.

Our revenues are primarily generated from designing, building, marketing and delivering for sale single-family detached, single-family attached and multi-family homes. We also sell land and lots to third parties as a means of managing inventory and obtaining the desired asset mix for our near-term homebuilding operations.

As part of our current operating strategy, we are selling certain land inventory to: manage our debt, adjust the balance of our land holdings by region and reduce our overall investment in land. During the three months ended December 31, 2007, we sold $19.6 million of land inventory. As of December 31, 2007, we have identified $24.8 million of land inventory that we intend to sell and are actively marketing the properties for delivery within the next 12 months. In addition to the land identified for sale, we intend to further match our investment in land to current and foreseeable market conditions by continually evaluating and selling land that is not critical to our homebuilding operations over the next 24 months. These or future actions may not be sufficient to allow us to continue our operations.

Due to the continued deterioration in market conditions and the overall national homebuilding climate, we recorded inventory impairment charges of $13.2 million during the three months ended December 31, 2007. Additionally, during the three months ended December 31, 2007, we recorded $17.1 million of charges to write-down our investments in joint ventures.

We also conduct mortgage origination and title services for the benefit of our homebuilding operations, although revenues generated by these ancillary services have historically comprised less than 1% of our total consolidated revenues, and are not expected to be significant in the future.

Recent trends

Market conditions for new home sales have continued to deteriorate significantly over the last few years. Inventory levels of both new and existing homes have continued to climb and aggressive price competition has continued to put pressure on already strained profit margins. Significant home price appreciation combined with fluctuating interest rates and tightening credit standards in the mortgage industry have negatively affected affordability and consumer sentiment for housing. We do not see conditions in the homebuilding market improving significantly in the near term, which will continue to negatively impact both our revenues and earnings.

The following describe certain recent negative market trends:

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

All of these trends and others which may arise in the future have adversely our financial condition and results of operations.

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

Actions we have taken, and continue to take, to implement our strategy may not be sufficient to allow us to continue our operations.

Financing Overview

As of December 31, 2007, we were not in compliance with certain of the covenants in our senior credit facility, including the covenant requiring us to maintain a minimum tangible net worth (as defined in our senior credit facility). Our failure to meet these covenants allows the lenders under our senior credit facility to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. Acceleration under our senior credit facility would also trigger a cross-default under the indenture governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes. In addition, certain other credit facilities within our joint ventures to which we have provided guarantees include provisions for acceleration or events of default in the event of a default under our senior credit facility.

Although we obtained a limited duration waiver and amendment in January 2008 with respect to our senior credit facility, we are no longer in compliance with the covenants set forth therein as a result of recording additional impairment charges in connection with the preparation and review of the condensed consolidated financial statements for the period ended December 31, 2007. We intend to continue discussions with our bank group regarding further amendments or waivers to the senior credit facility upon reasonable terms, however, there can be no assurance that we will be able to further amend or obtain waivers under the senior credit facility upon reasonable terms, or at all. We currently have no alternative financing in place and if we are unable to find alternative financing or obtain further amendments or waivers, we believe there is a substantial likelihood that we will not have sufficient liquidity to pay the cash interest payment due in June 2008 under our senior subordinated notes. Further, if obligations under our senior credit facility or our senior subordinated notes are accelerated, we believe we will have insufficient assets to meet the obligations thereunder. Working with Alvarez & Marsal North America, LLC, a financial advisory and consulting firm, we are considering a number of alternatives, including the appointment of a chief restructuring officer and whether to seek a complete restructuring under Chapter 11 of the United States Bankruptcy Code.

During the three months ended December 31, 2007, we entered into two separate agreements to sell land for $2.9 million to a third party that provide for an option for us to repurchase the land at later dates. Due to our continuing involvement, the transaction did not qualify as a sale under accounting principles generally accepted in the United States of America (“GAAP”). As such, the inventory remains on our condensed consolidated balance sheets in inventory not owned as of December 31, 2007. Additionally, the $2.9 million of net cash received from the transaction was recorded in liabilities related to inventory not owned in the condensed consolidated balance sheets and classified as cash flows from financing activities in the condensed consolidated statement of cash flows.

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

The following table presents selected statement of operations and other data for the three month period ended December 31, 2007 and 2006:

	Three months ended		2007
	December 31,		vs.
(Dollars in thousands)	2007	2006	2006
Statement of operations data:
Total homebuilding revenues	$152,387	$238,829	(36.2)%
Cost of sales of residential units and land(1)	161,679	243,151	(33.5)%
Gross homebuilding loss	(9,292)	(4,322)	115.0%
Homebuilding operating expenses	27,592	30,714	(10.2)%
Equity in (losses) income of unconsolidated entities	(15,708)	500	—
Minority interests in net losses (earnings) of consolidated partnerships	10	(76)	(113.2)%
Homebuilding loss before income taxes	(52,582)	(34,612)	51.9%
Mortgage banking (losses) earnings before income taxes	(1,324)	516	(356.6)%
Loss before income taxes	(53,906)	(34,096)	58.1%
Benefit from income taxes	(7,521)	(13,127)	(42.7)%
Net loss	$(46,385)	$(20,969)	121.2%

Other financial data:
Interest incurred(2)	$12,111	$11,827	2.4%
Depreciation and amortization	330	276	19.6%
EBITDA(3)(4)	(39,309)	(25,049)	56.9%
Gross homebuilding margin(5)	(6.1)%	(1.8)%	—

Other data:
Net new home orders (units)(6)	447	722	(38.1)%
Homes delivered (units)	568	799	(28.9)%
Average sales price of homes delivered	$230	$270	(14.8)%
Backlog at end of period (units)(7)	472	681	(30.7)%
Backlog at end of period (contract value)(7)	$116,844	$190,796	(38.8)%

(1)      Inventory impairment and land option abandonment charges of $13.2 million and $0.1 million are included in cost of sales of residential units and land for the three months ended December 31, 2007. There were $40 million and $0.5 million of impairment and land option abandonment charges recorded during the three months ended December 31, 2006.

(2)      Interest incurred is the amount of interest paid and the net amount accrued (whether expensed or capitalized), and the amortization of debt issuance costs.

(3)      “EBITDA” represents net earnings before interest expense, depreciation and amortization and provision for income taxes. It is included in this report because we use it to assess our operational performance. We believe it is useful to securities analysts, investors and other interested parties in the evaluation of companies like ours because interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in structure, accounting policies, tax strategies, levels of indebtedness and interest rates. EBITDA is not a measure of our liquidity or financial performance in accordance with GAAP and should not be considered as an alternative to our net earnings or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of our results as reported under GAAP. Some limitations are:

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

	Three Months Ended December 31,
(Dollars in thousands)	2007	2006
Net loss	$(46,385)	$(20,969)
Benefit from income taxes	(7,521)	(13,127)
Interest expense in cost of sales	14,267	8,771
Depreciation and amortization	330	276
EBITDA	$(39,309)	$(25,049)

(4)      In contrast to EBITDA, our amended and restated senior credit facility contains an adjusted EBITDA financial covenant. The most significant difference between adjusted EBITDA and EBITDA is the add back of inventory impairment and land option abandonment charges.

(5)  Represents gross homebuilding (loss) profit divided by total homebuilding revenues.

(6)      Net new home orders represents the number of new sales contracts executed with customers, net of sales contract cancellations.

(7)  Backlog represents homes under sales contracts but not yet delivered at the end of the period.

Homebuilding revenues. Homebuilding revenues decreased 36.2% to $152.4 million for the three month period ended December 31, 2007 from $238.8 million for the three month period ended December 31, 2006. New home deliveries decreased by 28.9% and the average sales price of homes delivered decreased by 14.8%. Land sales were $19.6 million for the three months ended December 31, 2007 as compared to $22.6 million for the three months ended December 31, 2006.

Home sales and backlog. Net new home orders for the three month period ended December 31, 2007 were 447, a 38.1% decrease from 722 net new home orders for the three month period ended December 31, 2006.

At December 31, 2007, the contract value of our backlog was $116.8 million, as compared to $190.8 million at December 31, 2006. At December 31, 2007, the average sales price per home in backlog was $248,000 down $32,000, or 11.4%, from the average sales price per home in backlog of $280,000 at December 31, 2006.

Gross homebuilding margin.  During the three month period ended December 31, 2007, we experienced margin pressures across all of our regions. Gross homebuilding loss increased to (6.1)% of revenue for the three month period ended December 31, 2007, compared to (1.8)% of revenue for the three month period ended December 31, 2006. Included in gross margin for the three months ended December 31, 2007 are inventory valuation charges of $13.2 million related to our expectations regarding the recoverability of certain assets from both active residential construction projects and land held for sale. Included in gross profit for the three months ended December 31, 2006 are inventory valuation charges of $40.0 million. Included within the gross profit for the three month periods ended December 31, 2007 and 2006 are $0.4 million and $13.6 million from land sales, respectively.

Homebuilding operating expenses.  Homebuilding operating expenses, which consist of all homebuilding expenses other than cost of sales, decreased 10.2% to $27.6 million for the three months ended December 31, 2007 from $30.7 million for the three months ended December 31, 2006. Homebuilding operating expenses were 18.1% and 12.9% of homebuilding revenue for the three months ended December 31, 2007 and 2006, respectively.

The decrease in homebuilding operating expenses is attributed to lower compensation expense, due to a reduction in headcount and incentive pay, partially offset by a one-time $1.7 million payment to C. Kenneth Love, our President and Chief Executive Officer, to offset the personal negative tax impact and perceived financial consequences realized by Mr. Love upon the lump sum settlement of pension benefits attributable to his former position prior to joining Kimball Hill.

Income Taxes. We recorded an income tax benefit of $7.5 million and $13.1 million for the three month periods ended December 31, 2007 and 2006, respectively, and our effective tax rates were 14.0% and 38.5%, respectively, for the same periods. The reduction in our effective tax rate is attributed to an additional valuation allowance recorded against all deferred tax assets that rely on future taxable income in order to be realized.

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

In May 2007, we decided to exit the Milwaukee, Wisconsin market. Our decision to exit the Milwaukee market reflects our perception regarding local market conditions currently and in the foreseeable future. We completed all construction and sales activities during our first fiscal quarter of 2008.

In May 2007, we decided to exit the Portland, Oregon and Vancouver, Washington markets. A decision to continue in these markets would have required near term investments to provide lots for the future to sustain our operations. We decided to redeploy our capital and narrow our management focus to our other existing markets. We completed all construction and sales activities during our first fiscal quarter of 2008.

In October 2007, we entered into a definitive agreement with Wells Fargo Ventures, LLC, a wholly-owned subsidiary of Wells Fargo Bank, N.A., to form a joint venture that will operate as a full-service mortgage bank to our homebuilding customers. We have a 49.9% interest in the new venture and believe the new venture will provide competitive mortgage products to our customers and that the joint venture’s cost structure will provide us with profit opportunities as the homebuilding market continues to work through this down cycle. Our wholly-owned mortgage subsidiary began to wind down its operations in November 2007, and it will cease day to day operations during the second fiscal quarter of 2008 after it has fully satisfied all commitments to borrowers for loans.

The following table presents financial and operational information for our five reportable homebuilding segments:

	Average				Backlog
Three Months Ended	sales price of		Net new	Backlog	(contract
December 31,	homes	Homes	home	(units) at	value) at
(Dollars in thousands)	delivered	delivered	orders(1)	period end(2)	period end(2)
2007
Florida	$189	64	62	72	$13,261
Midwest	320	73	33	113	39,795
Nevada	283	101	101	48	13,387
Pacific Coast	302	67	39	29	9,614
Texas	177	263	212	210	40,787
Total	$230	568	447	472	$116,844
2006
Florida	$302	82	65	56	$17,380
Midwest	326	139	116	136	47,816
Nevada	382	97	116	64	24,511
Pacific Coast	440	92	107	95	39,466
Texas	175	389	318	330	61,623
Total	$270	799	722	681	$190,796

(1)      Net new home orders represent the number of new sales contracts executed with customers, net of sales contract cancellations.

(2)      Backlog represents homes under sales contracts but not yet delivered at the end of the period.

Our internal measurement system is intended to establish accountabilities to continually improve business focus, motivate behavior and drive performance. The following table presents financial information based on our internal measurement system, which is not in accordance with GAAP.

For the three months ended December 31:		(Loss) earnings before
(Dollars in thousands)	Revenues	income taxes
2007
Florida	$13,188	$(1,601)
Midwest	30,982	(12,518)
Nevada	27,235	(18,670)
Pacific Coast	26,010	2,941
Texas	52,128	1,837
Mortgage banking	(164)	(1,324)
Segment subtotal	149,379	(29,335)
Corporate and unallocated	1,990	(8,010)
	151,369	(37,345)
Homebuilding interest expense(1)		(14,267)
GAAP adjustment(2)	854	(2,294)
Consolidated total	$152,223	$(53,906)
2006
Florida	$23,941	$(7,385)
Midwest	46,122	(11,530)
Nevada	55,030	19,662
Pacific Coast	39,269	(16,261)
Texas	69,916	(241)
Mortgage banking	1,742	516
Segment subtotal	236,020	(15,239)
Corporate and unallocated	177	(7,717)
	236,197	(22,956)
Homebuilding interest expense(1)		(8,771)
GAAP adjustment(2)	4,374	(2,369)
Consolidated total	$240,571	$(34,096)

(1)      For internal measurement purposes, we measure our homebuilding operating results exclusive of any interest expense or other financing costs.

(2)      The GAAP adjustment to revenues is for certain closing costs and brokers commissions that are included as reductions to revenue in our internal measurement system that are reported as expenses in accordance with GAAP. Additionally, during the three months ended December 31, 2007, we sold land to a third party with an option to repurchase the land at a later date, which was excluded from revenue in accordance with GAAP. The GAAP adjustment to (loss) earnings before income taxes relates to: (a) timing differences of certain capitalizable indirect construction costs that are expensed as incurred in our internal measurement system, and (b) minority interest expense which is not included in our internal measurement system.

Florida.   Homebuilding revenues decreased in the quarter ended December 31, 2007, compared to the quarter ended December 31, 2006, primarily due to a 22.0% decrease in the number of homes delivered and a $113 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (7.9)% in the first fiscal quarter of 2008, compared to (21.0)% in the first fiscal quarter of 2007. Gross profit for the three month period ended December 31, 2006 was negatively impacted by $7.5 million of inventory valuation charges.

Midwest.   Homebuilding revenues decreased in the quarter ended December 31, 2007, compared to the quarter ended December 31, 2006, primarily due to a 47.5% decrease in the number of homes delivered and a $6 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (38.3)% in the first fiscal quarter of 2008, compared to (18.2)% in the first fiscal quarter of 2007. Gross profit for the three month period ended December 31, 2007 was negatively impacted by $11.1 million of inventory valuation charges. Gross profit for the three month period ended December 31, 2006 was negatively impacted by $10.6 million of inventory valuation charges.

Nevada.   Homebuilding revenues decreased in the quarter ended December 31, 2007, compared to the quarter ended December 31, 2006, primarily due to a $99 thousand decrease in the average sales price of homes, offset partially by a 4.1% increase in the number of homes delivered. Homebuilding gross profit margins were (8.0)% in the first fiscal quarter of 2008, compared to 36.1% in the first fiscal quarter of 2007. Gross profit for the three month period ended December 31, 2007 was negatively impacted by $2.1 million of inventory valuation charges. Included within gross profit for the quarter ended December 31, 2006 is $13.2 million from land sales. During the quarter ended December 31, 2007, we determined that our investments in one of our joint ventures was more than temporarily impaired and recorded a $17.1 million charge to write-down the investment balances and accrue for an outstanding letter of credit.

Pacific Coast.   Homebuilding revenues decreased in the quarter ended December 31, 2007, compared to the quarter ended December 31, 2006, primarily due to a 27.2% decrease in the number of homes delivered and a $138 thousand decrease in the average sales price of homes delivered. Homebuilding gross profit margins were (1.1)% in the first fiscal quarter of 2008, compared to (36.3)% in the first fiscal quarter of 2007. Gross profit for the three month period ended December 31, 2006 was negatively impacted by $18.4 million of inventory valuation charges.

Texas.   Homebuilding revenues decreased in the quarter ended December 31, 2007, compared to the quarter ended December 31, 2006, primarily due to a 32.4% decrease in the number of homes delivered, offset partially by a $2 thousand increase in the average sales price of homes delivered. Homebuilding gross profit margins were 8.3% in the first fiscal quarter of 2008, compared to 4.8% in the first fiscal quarter of 2007. Gross profit for the three month period ended December 31, 2006 was negatively impacted by $3.5 million of inventory valuation charges.

Mortgage banking.   Mortgage banking earnings before taxes decreased to a net loss of $1.3 million in the first fiscal quarter of 2008, compared to net earnings of $0.5 million in the first fiscal quarter of 2007. The decrease in earnings before taxes was primarily due to a decrease in home closings, a decrease in the average mortgage loan size and a reduced mortgage capture rate.

Corporate and unallocated.   Corporate and unallocated costs totaled $8.0 million in the first fiscal quarter of 2008 and $7.7 million in the first fiscal quarter of 2007. The increase in corporate and unallocated costs is primarily attributed to a $0.4 million increase in professional fees and a $1.7 million payment to C. Kenneth Love, our President and Chief Executive Officer to offset the personal negative tax impact and perceived financial consequences realized by Mr. Love upon the lump sum settlement of pension benefits attributable to his former position prior to joining Kimball Hill. These increased costs were partially offset by a $1.6 million gain on the sale of property and equipment. Corporate and unallocated costs as a percentage of total consolidated revenues were 5.3% for the three months ended December 31, 2007 and 3.2% for the three months ended December 31, 2006.

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

Operating cash flows activities

Cash provided by operating activities totaled $15.7 million the three months ended December 31, 2007, compared to $7.7 million during the three months ended December 31, 2006. Lower sales volume and margins during the three months ended December 31, 2007 reduced the amount of cash generated by home deliveries. However, less cash was used in the three months ended December 31, 2007 when compared with the three months ended December 31, 2006 to fund land purchases, lot development and home construction.

Investing cash flows activities

Cash provided by investing activities totaled $0.6 million during the three months ended December 31, 2007, compared to cash used in investing activities of $5.4 million during the three months ended December 31, 2006. The increase in net cash provided by investing activities was primarily due to $2.3 million of proceeds received from the sale of property and equipment and a decrease in the net contributions to investments in unconsolidated entities during the three months ended December 31, 2007 as compared with the three months ended December 31, 2006.

Financing cash flows activities

Cash used in financing activities totaled $21.7 million during the three months ended December 31, 2007, compared to $8.1 million during the three months ended December 31, 2007. During the three months ended December 31, 2007, we decreased our outstanding debt obligations by $24.6 million.

In December 2005, we entered into a new senior credit facility to finance our business operations. Proceeds of the new senior credit facility were used to retire our existing senior secured revolving credit facilities and substantially all of our other senior secured credit facilities. The senior credit facility had a maximum availability of $500 million, subject to a borrowing base as well as sublimits of $100 million for the issuance of letters of credit and $10 million for swing line loans. We had the right, without the consent of our lenders (other than those participating in the increase), to increase the commitment by an amount of up to $200 million, provided that no such increase shall cause the senior credit facility to exceed $700 million. We amended the senior credit facility in December 2006 to amend certain covenants; amended and restated the senior credit facility in August 2007 to further amend certain covenants, require that the senior credit facility be secured by all properties to be included in the borrowing base for the senior credit facility and related assets and prohibit the incurrence of any additional secured debt; and amended the senior credit facility in January 2008 to reduce the maximum availability thereunder to $400 million to better match our financing needs.

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

As of December 31, 2007, we had $309 million of borrowings under the senior credit facility at an effective interest rate of 6.33%. As of December 31, 2007 and September 30, 2007, we were not in compliance with certain of the covenants in our senior credit facility, including the covenant requiring us to maintain a minimum tangible net worth (as defined in our senior credit facility). Our failure to meet these covenants allows the lenders under our senior credit facility to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. Acceleration under our senior credit facility would also trigger a cross-default under the indenture governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain blockage periods. In addition, certain other credit facilities within our joint ventures to which we have provided guarantees include provisions for acceleration or events of default in the event of a default under our senior credit facility.

In January 2008, we obtained a limited duration waiver and amendment with respect to our senior credit facility. The amendment and waiver agreement provided us with immediate access to $10 million as well as continued access during the waiver period to the proceeds from the ordinary course sale of homes, reduced the maximum availability of the senior credit facility from $500 million to $400 million and amended the financial covenants thereunder for the periods ending September 30, 2007 and December 31, 2007. However, as a result of recording additional impairment charges in connection with the preparation and review of the condensed consolidated financial statements for the period ended December 31, 2007, we are no longer in compliance with the covenants set forth in the waiver and amendment. As such, the bank group may terminate the waiver and amendment and declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. We intend to continue discussions with the bank group regarding further amendments or waivers to the senior credit facility upon reasonable terms, however, there can be no assurance that we will be able to further amend or obtain waivers under the senior credit facility upon reasonable terms, or at all.

In addition to the items set forth above, the waiver and amendment agreement amended the senior credit facility to, among other things, (1) require that the net cash proceeds of all dispositions (each as defined in the senior credit facility, and which do not include proceeds from ordinary course sales of housing units) be deposited into a cash collateral account under the control of the bank group, which account shall be available in the bank group’s sole discretion for our general corporate purposes or to repay obligations under the senior credit facility, (2) generally prohibit us from incurring any additional indebtedness, except pursuant to the senior credit facility, (3) amend certain financial covenants for the periods ending September 30, 2007 and December 31, 2007, including reducing our minimum tangible net worth (as defined in the senior credit facility from $302.0 million to $160.0 million and increasing our maximum leverage ratio from 1.75 to 2.75, (4) reduce our required minimum liquidity from $50.0 million to $1.0 million, (5) generally require that interest is payable at the base rate (as defined in the senior credit facility) and (6) increase the margin for commitment fees to 0.30%.

In addition, the waiver and amendment agreement permits us to borrow an additional $5.0 million if on or before January 31, 2008, we provide to the bank group a 13-week cash flow forecast in a form reasonably satisfactory to the bank group and such forecast demonstrates that we have or thereafter will have additional liquidity needs. We submitted an acceptable 13-week cash flow forecast to the bank group prior to January 31, 2008 and we borrowed the additional $5.0 million.

In December 2005, we issued $203 million aggregate principal amount of senior subordinated notes due December 2012 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933. In May 2006, we exchanged all of the senior subordinated notes issued in December 2005 for an issue of notes registered with the SEC with terms substantially identical to the notes issued in the private placement. The senior subordinated notes were sold at 98.796% of par and accrue interest at a coupon rate of 10.5% per annum. Interest is paid semi-annually in June and December. The net proceeds were used to repay amounts outstanding under working capital loans and certain senior secured revolving credit facilities. We may redeem the notes, in whole or part, at any time on or after December 15, 2009, at a redemption price equal to 100% of the principal amount, plus a 5.25% premium declining ratably to par on December 15, 2011, plus accrued and unpaid interest. At any time prior to December 15, 2008, we may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued and unpaid interest. In addition, if we experience specific kinds of changes of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are unsecured senior subordinated obligations and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior credit facility. All of our wholly owned subsidiaries, other than our mortgage subsidiary, have fully and unconditionally guaranteed the notes on a joint and several, unsecured senior subordinated, basis. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior credit facility described above. The indenture governing the senior subordinated notes contains a number of significant covenants that restricts our ability and that of our restricted subsidiaries to, among other things: incur additional indebtedness, make certain distributions, investments and other restricted payments, create certain liens, enter into transactions with affiliates, and merge, consolidate or sell substantially all of our assets. As of December 31, 2007, we were restricted from incurring additional indebtedness (excluding available borrowings under the senior credit facility), except under certain limited circumstances.

In November 2006, we entered into a two year interest rate cap agreement to protect $100 million of our borrowings from sharp increases in the prevailing short-term interest rates. Under the terms of the agreement, the LIBOR rate is capped at 5.5% per annum.

We are party to a senior secured project-specific acquisition and development loan. This loan bears interest at LIBOR plus 2.25% with maturity tied to the sale of the underlying inventory. As of December 31, 2007, we had $19.1 million outstanding related to this project-specific acquisition and development loan. We are also party to several unsecured loan agreements that fund our operations on an ongoing basis.

We are also party to a $100 million flexible early purchase facility agreement which allows us to sell qualifying mortgage loans to the holder of the flexible early purchase facility after such loans have been originated subject to our obligation to sell the loan to an investor in the secondary market. At December 31, 2007, the facility held $3.2 million of loans sold by KH Financial, L.P.

Our current levels of cash flow have not been sufficient to allow us to pay principal and interest on our debt, including our senior credit facility and senior subordinated notes, support our operations and meet our other obligations without continued reliance upon additional borrowings under our senior credit facility. Our ongoing ability to meet our substantial debt service and other obligations, including compliance with financial covenants in our senior credit facility and senior subordinated notes, will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as the continued deterioration in the homebuilding industry, economic conditions in the markets where we operate and pressure from competitors. If we do not have enough money, or access to additional borrowings, or are unable to maintain compliance with financial and other covenants in our senior credit facility and senior subordinated notes, we may be required to seek to refinance all or part of our existing debt, sell assets or borrow more money. We currently have no alternative financing in place and if we are unable to find alternative financing or obtain further amendments or waivers, we may not have sufficient assets to repay the outstanding debt if accelerated. Working with Alvarez & Marsal North America, LLC, a financial advisory and consulting firm, we are considering a number of alternatives, including the appointment of a chief restructuring officer and whether to seek a complete restructuring under Chapter 11 of the United States Bankruptcy Code.

Contractual obligations

Our primary contractual cash obligations for our operations are payments under our debt agreements and purchase obligations with specific performance requirements under land option agreements and purchase contracts. These land option agreements and purchase contracts may require us to purchase land contingent upon us and the seller meeting certain obligations.

The following summarizes our aggregate contractual commitments at December 31, 2007:

	Payments due by period
		Less than			More than 5
(Dollars in thousands)	Total	1 year	1-3 years	3-5 years	years
Notes payable(1)	$689,388	$65,427	$379,658	$244,303
Operating leases	12,756	4,438	6,780	1,293	245
Purchase obligations(2)	45,153	1,097	21,346	22,710
Total	$747,297	$70,962	$407,784	$268,306	$245

(1)

Includes our senior subordinated notes, senior credit facility, other homebuilding debt and related interest payments for the life of the debt. Interest on variable rate obligations is based on rates effective as of December 31, 2007.

(2)

Represents obligations under land option agreements and purchase contracts with specific performance provisions, net of cash deposits.  Amounts do not include the purchase obligations with respect to our unconsolidated joint venture’s of approximately $43.1 million and $15.4 million, which come due April 15, 2008 and May 31, 2008, respectively.

Under the terms of our stock option plans, we may be required to purchase shares of our common stock at fair market value, including shares issuable under outstanding options or deferred stock units, from certain of our directors, executive officers and other key employees, in the event of termination of board membership or employment, as applicable, by reason of specified circumstances, including death, disability, involuntary termination or retirement. As of December 31, 2007, the aggregate repurchase obligation, net of proceeds to be received from any stock option exercises, would have been $1.4 million in the event that all of these obligations were triggered. Our ability to satisfy our repurchase obligations is subject to certain limitations set forth in the indenture governing our senior subordinated notes. In addition, if Mr. Hill’s employment is terminated by reason of his death or permanent disability, his family trust may request us to purchase up to 500,000 shares of our common stock, and upon receipt of such request we will reasonably determine in our sole discretion how many shares to purchase in light of our financial condition and prospects and the limitations, restrictions and constraints in our loan and financing arrangements at the time. The purchase price payable by us will be the fair market value at that time.

We are contingently liable to banks and financial institutions for approximately $107 million for outstanding letters of credit and performance bonds securing performance of certain contractual obligations and land purchase contracts. Approximately $2.2 million of the outstanding letters of credit have been issued by a wholly owned subsidiary.

Land and lot position and homes in inventory

At December 31, 2007, we owned and controlled 17,183 lots, approximately 36% of which were pursuant to option agreements and purchase contracts. The following is a summary of our land/lot position as of December 31, 2007:

Number of lots
Finished lots owned	4,248
Lots under development owned	6,185
Lots held for sale	522
Total lots owned	10,955
Lots controlled under option agreements and purchase contracts(1)	6,228
Total land/lots controlled	17,183

(1)	Includes 1,895 lots included in inventory not owned on our condensed consolidated balance sheets and 2,090 lots that are controlled through our equity investments in unconsolidated entities.

Off-balance sheet arrangements

Our primary use of off-balance sheet arrangements is to secure desirable lots on which to build homes in a manner that we believe reduces the overall risk to us. Our off-balance sheet arrangements relating to our homebuilding operations include land option agreements and purchase contracts and joint ventures.

Land option agreements and purchase contracts

In the ordinary course of business, we enter into option agreements and purchase contracts to secure land for the construction of homes. These agreements generally require us to pay a deposit to the seller as consideration for the right to acquire land during a specified period, usually at predetermined prices. Some of these option agreements and purchase contracts contain specific performance clauses, which require us to purchase the land upon satisfaction of certain requirements. Otherwise, our exposure under option agreements and purchase contracts are generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. Below is a summary of the aggregate exercise price of all option agreements and purchase contracts as of December 31, 2007:

Aggregate exercise
(Dollars in thousands)	price of land options(1)
Land option agreements and purchase contracts with specific performance	$1,098
Land option agreements and purchase contracts without specific performance(2)	209,068
Total land option agreements and purchase contracts	$210,166

(1)

Excludes $50 million of purchase obligations related to inventory not owned included on our consolidated balance sheets at fair value of $33 million, of which $44 million of the purchase obligations contains specific performance obligations.

(2)

Includes $128 million related to purchases from joint ventures in which we have an equity investment. We believe there is a substantial likelihood that we will not have sufficient liquidity to make all of these purchases. Failure to make such purchases may trigger our guarantee obligations under the joint ventures’ financing arrangements and may expose us to other liabilities for breach of the related joint venture agreements. See “—Investments in and advances to unconsolidated entities.”

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

In the ordinary course of business, we periodically enter into arrangements with land developers or other homebuilders to acquire land and develop lots. These arrangements include the creation of joint ventures, in which our current interests range from 6% to 49%. We account for our interest in these joint ventures under the equity method, and our consolidated balance sheets include investments in and advances to joint ventures totaling $14.0 million and $24.9 million at December 31, 2007 and September 30, 2007, respectively. These joint ventures typically obtain secured acquisition, development and construction financing. At December 31, 2007 and September 30, 2007, our unconsolidated joint ventures had outstanding third party borrowings of $810 million and $940 million, respectively. From time to time we have issued completion guarantees, repayment guarantees and/or loan-to-value maintenance guarantees in respect of this indebtedness. These guarantees require us to repay debt of the joint venture in the event of a payment default or in the event that the debt of the joint venture exceeds the value of the property securing the debt. Set forth below are the significant changes related to our investments in and advances to unconsolidated entities during the quarter ended December 31, 2007.

In January 2005, we entered into a joint venture, in which we have a 9.59% interest, to acquire and develop land in Nevada (“Nevada JV No. 1”). As of September 30, 2007, we determined that our investment in Nevada JV No. 1 was more than temporarily impaired and recorded a $21.5 million charge to write-down the investment balance to zero. At December 31, 2007, Nevada JV No. 1 had third party debt of $435 million under a secured credit facility, of which each member has guaranteed payment of its pro rata share in the event of specified bankruptcy events or in the event of certain improper or fraudulent actions involving Nevada JV No. 1. Our pro rata portion of the debt is $41.7 million at December 31, 2007. We have also provided pro rata completion guarantees for this joint venture. The repayment guarantee requires that we be in compliance with the financial covenants contained in our senior credit facility and, thus, our current default under our senior credit facility constitutes an event of default under Nevada JV No. 1’s secured credit facility. Failure to cure such defaults could result in the acceleration of Nevada JV No. 1’s repayment obligations under its secured credit facility, which could trigger a cross-default under the indenture governing our senior subordinated notes, thereby allowing the bondholders to accelerate the repayment of all amounts outstanding under the senior subordinated notes.

Recently, Nevada JV No. 1 received notice from the administrative agent under its secured credit facility that it was not in compliance with certain covenants thereunder, including a performance covenant requiring that Nevada JV No. 1 make a specified amount of progress with respect to the projects contemplated under the secured credit facility. Breach of such covenant constitutes an event of default under its secured credit facility. Failure to cure such defaults could result in the acceleration of Nevada JV No. 1’s repayment obligations under its secured credit facility. To our knowledge, the lenders under this facility have not indicated they will accelerate amounts due under the facility as a result of these defaults, however, there can be no assurance that they will not.

Further, on May 31, 2008, we will be required to purchase land in connection with Nevada JV No. 1 for a purchase price of approximately $15.4 million subject to certain credits for past investments in the joint venture and the obligation to fund future development costs. We believe there is a substantial likelihood that we will not have sufficient liquidity to make this purchase. Failure to make this purchase will, among other things, constitute an event of default under Nevada JV No. 1’s secured credit facility, upon which the lenders may terminate their commitments thereunder and accelerate Nevada JV No. 1’s repayment obligations thereunder and, if the lenders are permitted to accelerate the repayment obligations, it will constitute an event of default under our senior credit facility which could result in the acceleration of our repayment obligations under our senior credit facility. Acceleration of either Nevada JV No. 1’s or our repayment obligations could trigger a cross-default under the indenture governing our senior subordinated notes, thereby allowing the bondholders to accelerate the repayment of all amounts outstanding under the senior subordinated notes. We may have additional liabilities associated with a breach of its Nevada JV No. 1 obligations.

In May 2004, we entered into a joint venture, in which we have a 6.29% interest, to acquire and develop land in Nevada (“Nevada JV No. 2”). As of December 31, 2007, we determined that our investment in Nevada JV No. 2 was more than temporarily impaired and recorded a $17.1 million charge to write-down the investment balance to zero and to accrue for an outstanding letter of credit. At December 31, 2007, Nevada JV No. 2 had third party debt of $325 million under a secured credit facility, of which each member has guaranteed payment of its pro rata share in the event of specified bankruptcy events or in the event of certain improper or fraudulent actions involving Nevada JV No. 2. Our pro rata portion of the debt is $20.4 million at December 31, 2007. We have provided pro rata completion guarantees for Nevada JV No. 2. The repayment guarantee requires that we be in compliance with the financial covenants contained in our senior credit facility and, thus, our current default under our senior credit facility constitutes an event of default under Nevada JV No. 2’s secured credit facility. Failure to cure such defaults could result in the acceleration of Nevada JV No. 2’s repayment obligations under its secured credit facility, which could trigger a cross-default under the indenture governing our senior subordinated notes, thereby allowing bondholders to accelerate the repayment of all amounts outstanding under the senior subordinated notes.

On April 15, 2008, we are required to purchase land in connection with Nevada JV No. 2 for a purchase price of approximately $43.1 million subject to certain credits for past investments in the joint venture and the obligation to fund future development costs. We believe there is a substantial likelihood that we will not have sufficient liquidity to make this purchase. Failure to make this purchase will, among other things, constitute an event of default under Nevada JV No. 2’s secured credit facility. If such default occurs and remains uncured, the lenders under Nevada JV No. 2’s facility may terminate commitments under the facility and may accelerate Nevada JV No. 2’s repayment obligations and, if the lenders are permitted to accelerate the repayment obligations, it will constitute an event of default under our senior credit facility which could result in the acceleration of our repayment obligations under our senior credit facility. Acceleration of either Nevada JV No. 2’s or our repayment obligations could trigger a cross-default under the indenture governing our senior subordinated notes, thereby allowing the bondholders to accelerate the repayment of all amounts outstanding under the senior subordinated notes. In addition, in connection with a previous purchase under the facility, letters of credit for $12.5 million were issued under our senior credit facility. Subject to a limited cure period, upon an event of default under Nevada JV No. 2’s secured credit facility, the administrative agent thereunder may, in addition to its other remedies, draw upon this letter of credit in full and apply such amounts to repay our pro rata portion of Nevada JV No. 2’s debt. We may have additional liabilities associated with a breach of its Nevada JV No. 2 obligations.

In October 2007, our mortgage banking subsidiary (KH Financial L.P., or “KHF”), and Wells Fargo Bank, N.A. and its wholly owned subsidiary Wells Fargo Ventures, LLC (collectively, “Wells Fargo”) formed a new joint venture, KH Mortgage, LLC (“KH Mortgage”). KHF contributed $250,000 in cash and contributed various assets to establish KH Mortgage. Then, pursuant to the Assignment of Interest Agreement between the parties, Wells Fargo paid $900,000 in cash to KHF, opened a one year certificate of deposit in KHF’s name for $538,000 and agreed to waive certain management fees with an estimated benefit to KHF of $437,000 in exchange for a 50.1% interest in KH Mortgage. KHF retained ownership of the remaining 49.9 % of KH Mortgage. The sale of the investment in KH Mortgage generated a deferred gain of $1,219,000 that is included in other liabilities in the condensed consolidated balance sheets. The deferred gain will only be recognized in earnings in the event we discontinue our relationship with KH Mortgage or otherwise satisfy applicable contractual requirements for the recognition of the gain. Our wholly-owned mortgage subsidiary began to wind down its operations in November 2007, and it will cease day to day operations during the second fiscal quarter of 2008 after it has fully satisfied all commitments to borrowers for loans.

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

Backlog

Our sales contracts require cash deposits in line with respective market practices and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered “backlog.” We do not recognize revenue upon the sale of a home until it is delivered to the homebuyer and other criteria for sale and profit recognition are met. We sometimes build homes before obtaining a sales contract, however, these homes are excluded from backlog until a sales contract is signed. At December 31, 2007 and September 30, 2007, we had 214 units and 327 units, respectively, of completed homes in inventory without sales contracts which represented 26% and 32%, respectively, of our total home inventory (in units). Our cancellation rates for the three months ended December 31, 2007 and 2006 were 31% and 26%, respectively.

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

                •              Warranty costs;

                •              Litigation reserves;

                •              Insurance claims costs;

                •              Valuation of deferred tax assets;

                •              Stock-based compensation; and

                •              Redeemable common stock.

There have been no significant changes in the above critical accounting policies, as compared to those we disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on October 1, 2007. The implementation of FIN 48 did not have a significant impact on our financial statements. We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in the accompanying condensed consolidated statement of operations. We are subject to taxation in the U.S. and various states jurisdictions. Our tax years for 2004, 2005 and 2006 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2004.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance as to how the effects on prior year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires us to quantify misstatements using both a balance sheet and income statement approach, with adjustment required if either method results in a material error. We adopted the provisions of SAB 108 on October 1, 2007. The adoption of SAB 108 did not have a significant impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”)- an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We are in the process of determining the effect, if any, the adoption of SFAS 160 will have on our financial statements.

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

                                                •                                          our ability to continue as a going concern and to return to profitable operations and retain financing to meet our  obligations and pay our liabilities when they become due;

                                                 •                                         our substantial level of indebtedness and the impact of the restrictions imposed on us by the terms of this debt;

                                                 •                                         our ability to maintain compliance with financial covenants;

                                                 •                                         inventory risk;

                                                 •                                         our purchase obligations and other guarantees that we have provided for certain investments in unconsolidated entities;

                                                 •                                         fluctuations in inventory values and carrying costs;

                                                 •                                         borrowing limits under our senior credit facility are subject to redetermination;

                                                 •                                         the indenture for our senior subordinated notes and other debt agreements impose significant operating and financial restrictions;

                                                 •                                         availability and affordability of mortgage financing;

                                                •                                          our financial statements, which describe certain uncertainties related to our ability to continue as a going concern and include an audit report from an independent register public accounting firm that refers to that uncertainty, reductions in our credit rating and difficulty obtaining sufficient capital and bonding could limit our ability to raise additional capital and result in delays in the completion of projects;

                                                 •                                         our ability to develop our communities successfully;

                                                •                                          our ability to compete effectively against homebuilders in our markets and with sales or rentals of existing homes in our markets;

                                                 •                                         the availability and quality of independent contractors and raw materials;

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

                •            the future availability of insurance at reasonable costs;

                •            poor relations with residents of our communities;

                •            our obligation to repurchase issued and outstanding shares of our common stock;

                •            utility shortages and price increases;

                •            adverse weather conditions or natural disasters in our markets;

                •            our ability to acquire desirable lots or land for residential buildout;

                •            changes in our legal and regulatory environment;

                •            changes in environmental laws and regulations;

                •            geopolitical risks and market disruption;

                •            the growth or expansion of our operations; and

                •            our controlling stockholder’s interests may conflict with the interests of other stakeholders.

Other factors beyond those listed above could also adversely affect us. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports or communications should be considered. Additional information about factors that could lead to material changes in performance is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. As of December 31, 2007, we had a total of $335 million of floating rate debt outstanding, including our senior credit facility and other facilities. Borrowings under these facilities generally bear interest based on applicable margins plus LIBOR or an alternate base rate. Holding our variable rate debt balances constant as of December 31, 2007, each one percentage point increase in interest rates would result in an increase in interest incurred for the next twelve month period of approximately $3.3 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during the twelve month period ended December 31, 2007 would have resulted in an increase in interest incurred of approximately $3.4 million.

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

Item 4.     Controls and Procedures.

Disclosure controls and procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Vice President, Chief Financial Officer and Treasurer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as previously reported, Edward J. Madell, Vice President, Chief Financial Officer and Treasurer, had been absent on an unexpected medical leave during December 2007 and part of January 2008. In his absence, certain incremental responsibilities were borne by individuals who have significant roles in the preparation and review of our periodic reports. Bradley R. Grining, Vice President and Controller, was acting as the principal financial officer, in addition to principal accounting officer, for purposes of the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Item 1A.   Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 other than the inclusion of the risk factors listed below. The risk factors disclosed in our Annual Report on Form 10-K as amended by this report, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that are deemed to be immaterial also may materially adversely affect our business, financial condition or results.

Our financial statements have been prepared assuming that we will continue as a going concern. However, if we do not return to profitable operations in the future and retain the necessary financing to meet our obligations and pay our liabilities when they come due, we may have to liquidate assets, curtail our operations or seek protective relief under the United States Bankruptcy Code.

The factors described in our Annual Report on Form 10-K and this report, including in the footnotes to our consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. In addition, our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended September 30, 2007. We also cannot assure you that we will be able to return to profitable operations in the future and retain the necessary financing to meet our obligations and pay our liabilities when they come due. If we cannot return to profitable operations and/or retain the necessary financing on acceptable terms, we will need to liquidate assets or substantially curtail our operations and an investor could suffer the loss of a significant portion or all of its investment in Kimball Hill.

Given the significant market deterioration and uncertainty about the timing and pace of any recovery in the U.S. homebuilding industry, we have adopted a strategy to manage our business through this current downturn. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends.” Actions we have taken, and continue to take, to implement our strategy may not be sufficient to allow us to continue our operations. No assurances can be made regarding our ability to satisfy our liquidity and working capital requirements or our ability to restructure our capital structure. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets. Failure to restructure our capital structure, including our senior credit facility, would result in depleting our available funds and not being able to pay our obligations when they become due. Further, such restructuring would not assure that we would be able to satisfy any of our other obligations, including those under the indenture governing our senior subordinated notes. Failure to satisfy such obligations and our other liquidity and working capital requirements may require us to seek protective relief under the United States Bankruptcy Code.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have substantial indebtedness. As of December 31, 2007, we had $542 million of indebtedness. In addition, subject to restrictions in our senior credit facility and the indenture for our senior subordinated notes, we may incur substantial additional indebtedness. The high level of our indebtedness could have important consequences, including the following:

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

We expect to obtain the money to pay our expenses and to pay the principal and interest on our indebtedness from cash flow from our operations, as supplemented by additional borrowing under our senior credit facility as necessary and available. Our ability to meet our expenses thus depends on our future performance and continued funding availability under our senior credit facility, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. In addition to our general operating expenses and payments required under our senior credit facility and our indenture, we have land purchase obligations in connection with two of our joint ventures totaling $43.1 million and $15.4 million, which purchase obligations become due on April 15, 2008 and May 31, 2008, respectively. See “Off-balance sheet arrangements—Investments in and advances to unconsolidated entities.” We believe there is a substantial likelihood that our cash flow will be insufficient to allow us to pay principal and interest on our debt, fulfill financial or operational guarantees that we have provided for certain unconsolidated joint venture transactions, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do any of these on terms acceptable to us, if at all. The terms of existing or future debt agreements, including our senior credit facility and the indenture for our senior subordinated notes, may restrict us from pursuing certain alternatives. In addition, increased debt levels, decreased earnings and/or continuing deterioration in the U.S. homebuilding market could result in further downgrades in our credit ratings, which, in turn, could impede access to additional borrowings and/or raise our debt borrowing costs.

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

We are not in compliance with the financial covenants contained in our senior credit facility. If we are unable to enter into a permanent amendment or waiver of such financial covenants, we will be unable to borrow additional amounts and may be forced to declare bankruptcy.

Our existing, and any future, senior credit facilities require us to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. Our ability to meet those financial ratios and financial tests may be affected by events beyond our control, including the continued deterioration in market conditions. At September 30, 2007 and December 31, 2007, we were not in compliance with certain of the covenants, limitations and restrictions under our existing senior credit facility, including the covenant requiring us to maintain a minimum tangible net worth (as defined in our senior credit facility). As such, we are unable to borrow additional amounts under our senior credit facility. In addition, the lenders under our senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. Acceleration under our senior credit facility would also trigger a cross-default under the indenture governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain payment blockage periods. Our assets may not be sufficient to repay in full such indebtedness or any other indebtedness. In addition, any default under the senior subordinated notes, our senior credit facility or the instruments governing our other indebtedness (including certain guaranteed indebtedness) would or could constitute a cross-default under one or more of our senior subordinated notes, our senior credit facility and other debt instruments. If an event of default under one or more debt instruments was to occur, and we are unable to find alternative financing or obtain a waiver, we may not have sufficient assets to repay the outstanding debt that is accelerated. Further, any subsequent senior credit facilities we enter into, as well as any other agreements we may enter into in the future governing our indebtedness, may impose additional restrictions on us, any of which may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. We intend to continue discussions with our bank group regarding further amendments or waivers to the senior credit facility upon reasonable terms, however, there can be no assurance that we will be able to further amend the senior credit facility upon reasonable terms, or at all.  We currently have no alternative financing in place and if we are unable to find alternative financing or obtain further amendments or waivers, we may not have sufficient assets to repay the outstanding debt if accelerated. Working with Alvarez & Marsal North America, LLC, a financial advisory and consulting firm, we are considering a number of alternatives, including the appointment of a chief restructuring officer and whether to seek a complete restructuring under Chapter 11 of the United States Bankruptcy Code. See Note 1 to “Notes to Unaudited Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Overview,” and “—Off Balance Sheet Arrangements—Investments in and advances to unconsolidated entities.”

Item 5.     Other Information

On December 20, 2007, we entered into a retirement and consulting agreement with William E. Long, the former president and chief executive officer of KH Financial, L.P., which agreement was amended on February 11, 2008 (as amended, the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Long agreed to perform certain consulting services for the Company from February 1, 2008 through September 30, 2008. Mr. Long will be entitled to $37,087.50 a month for his services (which amount shall be increased to a mutually agreeable amount if Mr. Long works in excess of 60 hours in a given month), a target bonus of $148,350 (which amount shall be adjusted based upon the average bonuses of the company’s senior management actually received for fiscal year 2008 (excluding Messrs. Love and Hill) in relation to such executives’ target bonuses for 2008), and continuing group health care benefits.

The Consulting Agreement also contains customary non-solicitation and non-disclosure provisions and a waiver and release of all claims against the Company arising out of the Mr. Long’s employment with, or separation from, the Company.

Item 6.      Exhibits.

Exhibits

10.1

Limited Duration Waiver Agreement and Amendment, dated as of January 25, 2008, by and among Kimball Hill, Inc., the Guarantors party from time to time thereto, the Lenders party from time to time thereto and Harris Bank, N.A., as Administrative Agent.

10.2	Confidential Retirement and Consulting Agreement, dated as of December 20, 2007, between Kimball Hill, Inc. and William E. Long.

10.3	Amendment to Confidential Retirement and Consulting Agreement, dated as of February 11, 2008, between Kimball Hill, Inc. and William E. Long.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of C. Kenneth Love, President, Chief Executive Officer and Director.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Edward J. Madell, Vice President, Chief Financial Officer and Treasurer.

32.1	Section 1350 Certification of C. Kenneth Love, President, Chief Executive Officer and Director.

32.2	Section 1350 Certification of Edward J. Madell, Vice President, Chief Financial Officer and Treasurer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL HILL, INC.
Registrant

Dated February 14, 2008	/s/ C. KENNETH LOVE
C. Kenneth Love
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated February 14, 2008	/s/ EDWARD J. MADELL
Edward J. Madell
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Limited Duration Waiver Agreement and Amendment, dated as of January 25, 2008, by and among Kimball Hill, Inc., the Guarantors party from time to time thereto, the Lenders party from time to time thereto and Harris Bank, N.A., as Administrative Agent.

10.2	Confidential Retirement and Consulting Agreement, dated as of December 20, 2007, between Kimball Hill, Inc. and William E. Long.

10.3	Amendment to Confidential Retirement and Consulting Agreement, dated as of February 11, 2008, between Kimball Hill, Inc. and William E. Long.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of C. Kenneth Love, President, Chief Executive Officer and Director.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Edward J. Madell, Vice President, Chief Financial Officer and Treasurer.

32.1	Section 1350 Certification of C. Kenneth Love, President, Chief Executive Officer and Director.

32.2	Section 1350 Certification of Edward J. Madell, Vice President, Chief Financial Officer and Treasurer.